Form 10-Q
period 2024-03-31
Simpson Manufacturing Co., Inc.
filed 2024-05-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2024: 42,157,919

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2024	2023	2023
ASSETS
Current assets
Cash and cash equivalents	$369,122	$252,541	$429,822
Trade accounts receivable, net	343,414	339,674	283,975
Inventories	555,745	576,433	551,575
Other current assets	60,473	53,893	47,069
Total current assets	1,328,754	1,222,541	1,312,441

Property, plant and equipment, net	437,429	369,089	418,612
Operating lease right-of-use assets	65,933	55,902	68,792
Goodwill	492,767	500,749	502,550
Intangible assets, net	352,527	366,122	365,339
Other noncurrent assets	44,536	41,231	36,990
Total assets	$2,721,946	$2,555,634	$2,704,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$102,997	$95,302	$107,524
Accrued liabilities and other current liabilities	226,944	212,864	231,233
Long-term debt, current portion	22,500	22,500	22,500
Total current liabilities	352,441	330,666	361,257
Operating lease liabilities	52,051	45,368	55,324
Long-term debt, net of issuance costs	453,454	549,594	458,791
Deferred income tax	96,937	111,221	98,170
Other long-term liabilities	41,400	31,376	51,436
Total liabilities	996,283	1,068,225	1,024,978
Commitments and contingencies (see Note 12)
Stockholders’ equity
Common stock, at par value	424	426	426
Additional paid-in capital	309,661	295,976	313,119
Retained earnings	1,440,165	1,194,993	1,426,554
Treasury stock	—	—	(50,363)
Accumulated other comprehensive loss	(24,587)	(3,986)	(9,990)
Total stockholders’ equity	1,725,663	1,487,409	1,679,746
Total liabilities and stockholders’ equity	$2,721,946	$2,555,634	$2,704,724

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$530,579	$534,430
Cost of sales	286,023	281,554
Gross profit	244,556	252,876
Operating expenses:
Research and development and other engineering	21,918	20,747
Selling	54,499	48,667
General and administrative	70,193	63,707
Total operating expenses	146,610	133,121
Integration costs	2,046	1,442
Net gain on disposal of assets	(198)	(50)
Income from operations	96,098	118,363
Interest income (expense), net and other finance costs	351	(570)
Other & foreign exchange gain (loss), net	1,969	(398)
Income before taxes	98,418	117,395
Provision for income taxes	22,988	29,441
Net income	$75,430	$87,954
Other comprehensive income
Translation adjustment	(19,642)	4,560
Unamortized pension adjustments	(73)	218
Cash flow hedge adjustment, net of tax	5,118	(4,705)
Comprehensive net income	$60,833	$88,027

Net income per common share:
Basic	$1.78	$2.06
Diluted	$1.77	$2.05

Weighted average number of shares outstanding
Basic	42,386	42,610
Diluted	42,630	42,827

Cash dividends declared per common share	$0.27	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended March 31, 2024 and 2023

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2023	42,323	$426	$313,119	$1,426,554	$(9,990)	$(50,363)	$1,679,746
Net income	—	—	—	75,430	—	—	75,430
Translation adjustment and other, net of tax	—	—	—	—	(19,642)	—	(19,642)
Pension adjustment, net of tax	—	—	—	—	(73)	—	(73)
Cash flow hedges, net of tax	—	—	—	—	5,118	—	5,118
Stock-based compensation expense	—	—	4,085	—	—	—	4,085
Shares issued from release of Restricted Stock Units	119	1	(7,543)	—	—	—	(7,542)
Retirement of common stock	—	(3)	—	(50,360)	—	50,363	—
Cash dividends declared on common stock, $0.27 per share	—	—	—	(11,459)	—	—	(11,459)
Balance at March 31, 2024	42,442	$424	$309,661	$1,440,165	$(24,587)	$—	$1,725,663

Balance December 31, 2022	42,560	$425	$298,983	$1,118,030	$(4,059)	$—	$1,413,379
Net income	—	—	—	87,954	—	—	87,954
Translation adjustment and other, net of tax	—	—	—	—	4,560	—	4,560
Pension adjustment, net of tax	—	—	—	—	218	—	218
Cash flow hedges, net of tax	—	—	—	—	(4,705)	—	(4,705)
Stock-based compensation expense	—	—	4,390	—	—	—	4,390
Shares issued from release of Restricted Stock Units	103	1	(7,397)	—	—	—	(7,396)
Cash dividends declared on common stock, $0.26 per share	—	—	—	(10,991)	—	—	(10,991)
Balance at March 31, 2023	42,663	$426	$295,976	$1,194,993	$(3,986)	$—	$1,487,409

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$75,430	$87,954
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(198)	(50)
Depreciation and amortization	19,189	17,746
Noncash lease expense	3,865	2,946
Release of acquisition related tax contingency	(1,363)	—
Loss in equity method investment, before tax	30	136
Deferred income taxes	(881)	—
Noncash compensation related to stock plans	5,346	4,629
Provision (recovery) for doubtful accounts	(416)	635
Deferred hedge gain	(752)	(896)
Changes in operating assets and liabilities
Trade accounts receivable	(61,254)	(69,990)
Inventories	(9,055)	(16,931)
Trade accounts payable	399	(3,418)
Other current assets	(12,758)	(3,137)
Accrued liabilities and other current liabilities	(2,654)	(13,238)
Other noncurrent assets and liabilities	(6,990)	(3,428)
Net cash provided by operating activities	7,938	2,958
Cash flows from investing activities
Capital expenditures	(39,412)	(18,758)
Acquisitions, net of cash acquired	—	(8,329)
Purchases of equity investments	(101)	—
Proceeds from sale of property and equipment	142	44
Net cash used in investing activities	(39,371)	(27,043)
Cash flows from financing activities
Proceeds from line of credit	1,262	271
Repayments of lines of credit	(7,088)	(5,625)
Dividends paid	(11,430)	(11,065)
Cash paid on behalf of employees for shares withheld	(7,544)	(7,398)
Net cash used in financing activities	(24,800)	(23,817)
Effect of exchange rate changes on cash and cash equivalents	(4,467)	(299)
Net decrease in cash and cash equivalents	(60,700)	(48,201)
Cash and cash equivalents at beginning of period	429,822	300,742
Cash and cash equivalents at end of period	$369,122	$252,541

Noncash activity during the period
Noncash capital expenditures	$7,532	$2,657
Dividends declared but not paid	11,459	10,991

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). Investments in 50% or less owned entities are accounted for using either the cost or the equity method. All significant intercompany transactions have been eliminated. Certain amounts in the Condensed Consolidated Financial Statements of prior year have been reclassified to conform to the fiscal 2024 presentation. These reclassifications had no impact on the Company's Total Assets, Total Stockholders' Equity, Net sales or Net income in its Condensed Consolidated Financial Statements.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation under GAAP.

Interim Reporting Period

The accompanying unaudited quarterly Condensed Consolidated Financial Statements have been prepared in accordance with GAAP pursuant to the rules and regulations for reporting interim financial information and instructions on Form 10-Q. Accordingly, certain information and footnotes required by GAAP have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”).

The unaudited quarterly Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein in accordance with GAAP. The year-end Condensed Consolidated Balance Sheet data provided herein were derived from audited consolidated financial statements included in the 2023 Form 10-K, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any future periods.

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

The changes in the allowance for doubtful accounts receivable for the three months ended March 31, 2024 are outlined in the table below:

	December 31, 2023	Expense (Deductions), net	Write-Offs[1]	March 31, 2024

Allowance for doubtful accounts	$3,882	(416)	(539)	$2,927
1Amount is net of recoveries and the effect of foreign currency fluctuations.

Fair Value of Financial Instruments

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unrelated market participants. As such, fair value is a market-based measurement that is determined based on assumptions that unrelated market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair values of interest rate and foreign currency contracts are classified as Level 2 within the fair value hierarchy. The fair values of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy, as these amounts are based on unobservable inputs such as management estimates and entity-specific assumptions and are evaluated on an ongoing basis.

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of March 31, 2024 and 2023:

	2024			2023
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1)	$113,716	$—	$—	$120,485	$—	$—
Term loan due 2027 (2)	—	405,000	—		427,500	—
Revolver due 2027 (2)	—	75,038	—	—	150,038	—
Derivative instruments - assets (3)	—	28,876	—	—	35,616	—
Derivative instruments - liabilities (3)	—	19,472	—	—	11,513	—
Contingent considerations	—	—	6,508	—	—	6,500
(1) The carrying amounts of cash equivalents, representing money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of March 31, 2024 and 2023 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of March 31, 2024 based upon their terms and conditions in comparison to debt instruments with similar terms and conditions available on the same date.
(3) Derivatives for interest rate, foreign exchange and forward swap contracts are discussed in Note 7.

Derivative Instruments

The Company uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. Foreign currency and interest rate risk are the primary market risks the Company manages through the use of derivative instruments, which are accounted for as cash flow hedges or net investment hedges under the accounting standards and carried at fair value as other current or noncurrent assets or as other current or other long-term liabilities. Assets and liabilities with the legal right of offset are not offset in the consolidated balance sheets. Net deferred gains and losses related to changes in fair value of cash flow hedges are included in accumulated other comprehensive income/loss (“OCI”), a component of stockholders' equity, and are reclassified into the line item in the Condensed Consolidated Statement of Earnings and Comprehensive Income in which the hedged items are recorded in the same period the hedged item affects earnings. The effective portion of gains and losses attributable to net investment hedges is recorded net of tax to OCI to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to OCI are limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in fair value of any derivatives that are determined to be ineffective are immediately reclassified from OCI into earnings.

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

Acquisitions that do not meet the definition of a business under the ASC 805 are accounted for as an acquisition of assets, whereby all of the cost of the individual assets acquired and liabilities assumed, including certain transactions costs, are allocated on a relative fair value basis. Accordingly, goodwill is not recognized in an asset acquisition.

Revenue Recognition

Generally, the Company recognizes revenue under Accounting Standards Codification (ASC 606) Revenue From Contracts With Customers. Revenue from a contract with a customer exists when the goods are shipped, services are rendered, and the related invoice is generated. The Company has identified each product or service specified in the invoice to be distinct and the duration of the contract to not extend beyond the promised goods or services already transferred. The transaction price of each performance obligation is specified in the invoice that is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer at a point in time.

Our shipping terms provide the primary indicator of the transfer of control. The Company’s general shipping terms are Incoterm C.P.T. (F.O.B. shipping point), where the title, and risk and rewards of ownership transfer at the point when the products are no longer on the Company’s premises. Other Incoterms are allowed as exceptions depending on the product or service being sold and the nature of the sale. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer’s purchasing pattern, and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized would not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known). Refer to Note 2 for additional information.

The Company presents taxes collected and remitted to governmental authorities on a net basis in the consolidated statements of operations. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue.

Leases

The Company has operating leases for certain facilities, equipment, autos and data centers. As an accounting policy for short-term leases, the Company elected to not recognize a right-of-use (“ROU”) asset and liability if, at the commencement date, the lease (1) has a term of 12 months or less and (2) does not include renewal and purchase options that the Company is reasonably certain to exercise. Monthly payments on short-term leases are recognized on a straight-line basis over the full lease term.

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

Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07 requiring enhanced segment disclosures. ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) included within segment operating profit or loss. Additionally, ASU 2023-07 requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of ASU 2023-07 are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company's annual reporting requirements will be effective for fiscal 2024 and interim reporting requirements will be effective beginning with the first quarter of fiscal 2025. Early adoption is permitted and retrospective application is required for all periods presented. The Company is in the process of analyzing the impact of ASU 2023-07 on its related Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09 requiring enhanced income tax disclosures. ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is in the process of analyzing the impact of ASU 2023-09 on its Condensed Consolidated Financial Statements.

The Company does not believe any other new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its Condensed Consolidated Financial Statements.

2.    Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these interim financial statements under Note 13.

Wood Construction Products Revenue. Wood construction products represented approximately 84.7% and 85.1% of total net sales for the three months ended March 31, 2024 and 2023, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 14.8% and 14.3% of total net sales for the three months ended March 31, 2024 and 2023 respectively.

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

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 0.5% of net sales and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for services is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the right to receive consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of March 31, 2024 and 2023, the Company had no material contract assets or contract liabilities from contracts with customers.

3.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net income available to common stockholders	$75,430	$87,954
Basic weighted-average shares outstanding	42,386	42,610
Dilutive effect of potential common stock equivalents	244	217
Diluted weighted-average shares outstanding	42,630	42,827
Net earnings per common share:
Basic	$1.78	$2.06
Diluted	$1.77	$2.05

4.    Stock-Based Compensation

The Company currently maintains the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”) as its only equity incentive plan. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate may be issued, including shares already issued pursuant to prior awards granted under the 2011 Plan. Shares of the Company's common stock underlying awards to be issued pursuant to the 2011 Plan are registered under the Securities Act. Under the 2011 Plan, the Company may grant restricted stock and restricted stock units. The Company currently intends to award only performance-based stock units ("PSUs") and/or time-based restricted stock units ("RSUs").

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $5.3 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, the Company granted an aggregate of 146 thousand RSUs and PSUs to the Company's employees, including officers at an estimated weighted average fair value of $178.35 per share based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based, or time and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

As of March 31, 2024, the Company's aggregate unamortized stock compensation expense was approximately $38.1 million which is expected to be recognized in expense over a weighted-average period of 2.7 years.

5.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of March 31,		As of December 31,
(in thousands)	2024	2023	2023
Trade accounts receivable	$350,622	$348,201	$292,360
Allowance for doubtful accounts	(2,927)	(3,961)	(3,882)
Allowance for sales discounts and returns	(4,281)	(4,566)	(4,503)
	$343,414	$339,674	$283,975

6.    Inventories

The components of inventories are as follows:

	As of March 31,		As of December 31,
(in thousands)	2024	2023	2023
Raw materials	$165,152	$200,190	$167,177
In-process products	57,058	56,937	57,432
Finished products	333,535	319,306	326,966
	$555,745	$576,433	$551,575

7.    Derivative Instruments

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

As of March 31, 2024, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts and EUR forward contract were $405.0 million, $424.6 million and $321.7 million, respectively.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the three and three months ended March 31, 2024 and March 31, 2023.

The effects of fair value and cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, were as follows:

	2024			2023
(in thousands)	Cost of sales	Interest income (expense), net and other finance costs	Other & foreign exchange loss, net	Cost of sales	Interest income (expense), net and other finance costs	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$286,023	$351	$1,969	$281,554	$(570)	$(398)
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—	3,147	—	—	3,196	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—	1,240	10,140	—	1,339	(1,816)
Forward contract
Amount of gain reclassified from OCI to earnings	(188)	—	—	—	—	—

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, 2024 and 2023 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2024	2023		2024	2023
Interest rate contracts	$6,806	$(4,043)	Interest expense	$3,147	$3,196
Cross currency contracts	10,975	(2,279)	Interest expense	1,240	1,339
Forward contracts	—	(35)	FX gain (loss)	10,140	(1,816)
			Cost of goods sold	(188)	—
Total	$17,781	$(6,357)		$14,339	$2,719

For the three months ending March 31, 2024 and March 31, 2023 gains on the net investment hedge of $4.7 million and $0.2 million were included in OCI, respectively. For the three months ending March 31, 2024 and March 31, 2023, excluded gains of $1.3 million and $1.2 million were reclassified from OCI to interest expense, respectively.

As of March 31, 2024, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheet were comprised of an asset of $28.9 million, of which $16.0 million is included in other current assets, and the balance of $12.9 million as other non-current assets, and of a non-current liability of $19.5 million included as deferred income tax and other long-term liabilities.

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of March 31,		As of December 31,
(in thousands)	2024	2023	2023
Land	$62,036	$51,543	$62,587
Buildings and site improvements	245,240	233,141	246,021
Leasehold improvements	10,085	6,621	7,782
Machinery and equipment	530,283	481,993	516,017
	847,644	773,298	832,407
Less: accumulated depreciation and amortization	(486,564)	(443,762)	(474,974)
	361,080	329,536	357,433
Capital projects in progress	76,349	39,553	61,179
Total	$437,429	$369,089	$418,612

9.    Goodwill and Intangible Assets, net

Goodwill consisted of the following:

	As of March 31,		As of December 31,
(in thousands)	2024	2023	2023
North America	$101,496	$103,570	$101,558
Europe	390,026	395,903	399,693
Asia/Pacific	1,245	1,276	1,299
Total	$492,767	$500,749	$502,550

Intangible assets, net, consisted of the following:

	As of March 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$64,189	$(34,505)	$29,684
Europe	377,408	(58,263)	319,145
Asia/Pacific	4,077	(379)	3,698
Total	$445,674	$(93,147)	$352,527

	As of March 31, 2023
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$53,353	$(30,744)	$22,609
Europe	378,158	(38,824)	339,334
Asia/Pacific	4,179	—	4,179
Total	$435,690	$(69,568)	$366,122

	As of December 31, 2023
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$64,190	$(33,740)	$30,450
Europe	384,432	(53,493)	330,939
Asia/Pacific	4,240	(290)	3,950
Total	$452,862	$(87,523)	$365,339

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $5.6 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 10.6 years.

Indefinite-lived intangible assets totaled $92.4 million, $93.0 million, and $91.7 million as of March 31, 2024, and 2023 and December 31, 2023, respectively.

At March 31, 2024, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining nine months of 2024	$21,568
2025	22,097
2026	21,428
2027	21,292
2028	20,982
2029	21,015
Thereafter	131,721
$260,103

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2024, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2023	$502,550	$365,339
Amortization	—	(5,624)
Foreign exchange	(9,783)	(7,188)
Balance at March 31, 2024	$492,767	$352,527

10.    Leases

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

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of March 31, 2024 and 2023 and December 31, 2023, Condensed Consolidated Statements of Earnings and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023:

	Condensed Consolidated Balance Sheets Line Item	March 31,		December 31,
(in thousands)		2024	2023	2023
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$65,933	$55,902	$68,792
Liabilities
Operating - current	Accrued expenses and other current liabilities	$15,378	$11,612	$14,954
Operating - noncurrent	Operating lease liabilities	52,051	45,368	55,324
Total operating lease liabilities		$67,429	$56,980	$70,278

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended March 31,
(in thousands)		2024	2023
Operating lease cost	General administrative expenses and cost of sales	$4,685	$3,959

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,587	$3,653
Operating right-of-use assets obtained in exchange for new lease liabilities	2,213	1,272

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2024:

(in thousands)	Operating Leases
Remaining nine months of 2024	$13,562
2025	16,742
2026	13,462
2027	10,051
2028	9,158
2028	7,540
Thereafter	6,469
Total lease payments	76,984
Less: Present value discount	(9,555)
Total lease liabilities	$67,429

The following table summarizes the Company's lease terms and discount rates as of March 31, 2024 and 2023:

Weighted-average remaining lease terms (in years):	2024	2023
Operating leases	5.3	5.9
Weighted-average discount rate:
Operating leases	4.9%	4.7%

11.    Debt

As of March 31, 2024, the Company had $480.0 million, excluding deferred financing costs, outstanding under its Amended and Restated Credit Facility. The Company had outstanding balances of $577.5 million and $485.7 million under the Amended and Restated Credit Facility as of March 31, 2023, and December 31, 2023, respectively.

The following is a schedule, by years, of maturities for the remaining term loan facility as of March 31, 2024:

(in thousands)	5-Year Term Loan
Remaining nine months of 2024	$16,875
2025	22,500
2026	22,500
2027	343,125
Total loan outstanding	$405,000

The $75.0 million outstanding under the revolving credit facility is due on March 31, 2027.

The Company was in compliance with its financial covenants under the Amended and Restated Credit Facility as of March 31, 2024.

Certain of the Company's domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders that is in addition to the Amended and Restated Credit Facility. As of March 31, 2024, all of the Company's credit facilities provide a total of $380.7 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

13.    Segment Information

The Company is organized into three reporting segments defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company's customers. The three regional segments are the North America segment (comprised primarily of the Company’s operations in the U.S. and Canada), the Europe segment, and the Asia/Pacific segment (comprised of the Company’s operations in Asia, the South Pacific, and the Middle East). These segments are similar in several ways, including the types of materials used, the production processes, the distribution channels and the product applications.

The Administrative & All Other line item primarily includes expenses such as self-insured workers compensation claims for employees, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or the following periods:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net Sales
North America	$406,749	$406,330
Europe	119,938	124,215
Asia/Pacific	3,892	3,885
Total	$530,579	$534,430
Sales to Other Segments*
North America	$841	$1,168
Europe	1,251	1,613
Asia/Pacific	6,852	5,902
Total	$8,944	$8,683
Income (Loss) from Operations
North America	$98,904	$114,393
Europe	8,258	13,470
Asia/Pacific	(575)	(138)
Administrative and all other	(10,489)	(9,362)
Total	$96,098	$118,363

*    Sales to other segments are eliminated upon consolidation.

			As of
	As of March 31,		December 31,
(in thousands)	2024	2023	2023
Total Assets
North America	$1,782,890	$1,425,374	$1,745,341
Europe	716,263	695,268	716,396
Asia/Pacific	36,275	32,789	38,719
Administrative and all other	186,518	402,203	204,268
Total	$2,721,946	$2,555,634	$2,704,724

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $276.6 million, $189.8 million and $368.6 million, as of March 31, 2024 and 2023, and December 31, 2023, respectively. Also included in the total assets of "Administrative and all other" are intercompany borrowings due from the Europe segment. Included in the total assets of each segment are net intercompany borrowings due to and from the other segments.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential and commercial construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table illustrates the distribution of the Company’s net sales by product group as additional information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023

Wood construction products	$449,513	$454,758
Concrete construction products	78,730	76,672
Other	2,336	3,000
Total	$530,579	$534,430

14.    Subsequent Events

Share Repurchases

From April 1, 2024 to May 2, 2024, the Company repurchased an additional 283,273 shares of the Company’s common stock in the open market at an average price of $176.51 per share, for a total of $50.0 million. As a result, as of May 2, 2024, approximately $50.0 million remained available for share repurchase through December 31, 2024 under the Company’s previously announced $100.0 million share repurchase authorization.

Dividend Declared

On May 1, 2024, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.28 per share, estimated to be $11.8 million in total. The dividend will be payable on July 25, 2024, to the Company's stockholders of record on July 4, 2024 (due to July 4 being a U.S. holiday, the effective record date is July 3, 2024).

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are all statements other than those of historical fact and include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales and market growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, our ongoing integration of FIXCO Invest S.A.S (“ETANCO”), our strategic initiatives, including the impact of these initiatives, on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include, the effects of inflation and labor and supply shortages, on our operations, the operations of our customers, suppliers and business partners, and our ongoing integration of ETANCO and those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

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

Our organic opportunities focused on expanding our product line with our current customers while also identifying new opportunities within our core competencies of wood and concrete products. These new growth opportunities focused on gaining share with our primary customer markets.

In order to grow in these markets, we aspire to be among the leaders in engineered load-rated construction building products and systems and digital product offerings while leveraging our engineering expertise, deep-rooted relationships with top builders, engineers, contractors, code officials and distributors, along with our ongoing commitment to testing, research and innovation. Importantly, we currently have existing products, testing results, distribution and manufacturing capabilities to support our Company ambitions and key growth initiatives. This will ultimately be a function of expanding our sales and/or marketing functions to promote our products to different end users and distribution channels, expanding our customer base, and potentially introducing new products in the future.

In the past two years, we have reorganized our sales teams to customer market focused teams dedicated to serving the following markets:

•Residential;
•Commercial;
•Original Equipment Manufacturers ("OEM");
•National Retail; and
•Component Manufacturers

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

We have made progress towards our key growth initiatives since they were first announced in 2021. A few recent examples include:

•The integration of ETANCO which has resulted in additional scale for our legacy European operations, as well as the opportunity to realize synergies in those operations;
•Continued growing United States sales volumes above United States housing starts growth;
•Formed a new partnership agreement with a large independent co-op serving more than 12,000 retail hardware stores, home centers, and pro lumber dealers, which led to significant conversions of our connectors, fasteners and anchor products;
•Recaptured a number of lumber dealers in North America with the opportunity to expand the products lines;
•Rolled out 14 new products, globally, during the first quarter of 2024;
•Expansion of our Outdoor Accents® decorative hardware, fasteners and anchors product lines, which contributed to our growth in the do-it-yourself ("DIY") or construction contractor segments of our national retail market;
•Converted component manufacturers to using our truss software and purchasing our truss plate and connectors solution sets, including a major component manufacture; and
•Completed our path-to-market shift away from two-step distribution in North America, enabling us to sell our complete product line and drive additional market share gains.

We believe this progress is the result of our high service levels, increasingly diverse portfolio of products and software as well as our commitment to innovation and developing complete solutions for the markets we serve. As we continue to make progress on our key growth initiatives, we believe we can continue to achieve above market growth in the United States relative to United States housing starts for fiscal 2024 and beyond. These examples further emulate our Founder, Barclay Simpson’s, nine principles of doing business, and more specifically the focus and obsession on customers and users.

Beginning this quarter, we now include consolidated Adjusted EBITDA, a non-GAAP measure. We use Adjusted EBITDA to provide additional insight into the Company’s operating performance in light of the significant levels of growth investment we are continuing to make in the business and the effect accelerated depreciation and acquisition and integration costs will have on our operating results. This will also provide a better approximation of our cash flows compared to operating income.

Factors Affecting Our Results of Operations

The Company’s business, financial condition and results of operations depends in large part on the level of United States housing starts and residential construction activity. Overall housing starts increased slightly during the first quarter of 2024 compared to the first quarter of 2023, with single family starts increasing significantly during the first quarter of 2024. The increase in single family starts was mostly offset by lower multi-family housing starts, which are more sensitive to interest rate increases and inflation. Lower housing starts in the United States could result in lower demand, which would affect the Company's sales and possibly operating profit.

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

Business Segment Information

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America net sales increased slightly for the quarter ended March 31, 2024 compared to March 31, 2023, due to higher sales volumes of 8%, measured by pounds shipped, which were offset by price decreases implemented during 2023 and increased rebates due to increased volume sales, as well as an increase in estimated rebates to home builders. Our wood construction product net sales decreased 0.6% for the quarter ended March 31, 2024 compared to March 31, 2023 as described above. Our concrete construction product sales increased 6.0% over the same periods, due to higher volumes. Over the last several years, our historical average volume growth in North America has exceeded the housing starts market growth by approximately 250 basis points. We believe the United States 2024 housing starts market will grow in the low single digits relative to fiscal year 2023 housing starts and one of our ambitions is to continue to grow above market. With the investments we have made and continue to make, we believe we are well positioned to achieve that ambition.

During 2024, work continued on our Columbus facility expansion as well as the building of the replacement of our Gallatin facility. We expect the expansion and replacement of these facilities will improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products and continue to ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service.

Europe sales decreased 3.4% for the quarter ended March 31, 2024 compared to March 31, 2023, primarily due to lower sales volumes, primarily in the residential market, which was partly offset by the positive effect of approximately $2.2 million in foreign currency translation. Wood construction product sales decreased 3.2% for the quarter ended March 31, 2024 compared to March 31, 2023 and concrete construction product sales, which are mostly project based, decreased 4.6% for the quarter ended March 31, 2024 compared to March 31, 2023. Gross profit decreased $2.8 million primarily due to lower net sales as well as a lower gross profit margin, mostly on higher warehouse and freight costs. Operating income decreased $5.2 million on higher operating and integration expenses, offset partly from a release of contingent tax liability associated with an acquisition and an increase in foreign currency gains. Fiscal 2024 operating margins will include anticipated integration costs estimated to range between $4.0 million to $5.0 million. We currently anticipate Europe 2024 results to be impacted by economic headwinds but also believe in the long term potential given Europe's on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

The Company updated its financial outlook for the full fiscal year ending December 31, 2024 based on one quarter of actual results, and its latest expectations regarding demand trends, raw material costs and operating expenses as of follow:

◦Operating margin is estimated to be in the range of 20.0% to 21.5%, including approximately $85.5 million in depreciation and amortization expense.

◦The effective tax rate is estimated to be in the range of 24.5% to 25.5%, including both federal and state income tax rates as well as international income tax rates, and assuming no tax law changes are enacted.

◦Capital expenditures are estimated to be approximately $185 million, which includes $105 million for the Columbus, Ohio facility expansion and the new Gallatin, Tennessee fastener facility construction.

Results of Operations for the Three Months Ended March 31, 2024, Compared with the Three Months Ended March 31, 2023

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended March 31, 2024, against the results of operations for the three months ended March 31, 2023. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended March 31, 2023 and the three months ended March 31, 2024.

First Quarter 2024 Consolidated Financial Highlights

The following table shows the change in the Company's results of operations from the three months ended March 31, 2023 to the three months ended March 31, 2024, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	March 31,	North		Asia/	Admin &	March 31,
(in thousands)	2023	America	Europe	Pacific	All Other	2024
Net sales	$534,430	$419	$(4,277)	$7	$—	$530,579
Cost of sales	281,554	5,404	(1,485)	255	295	286,023
Gross profit	252,876	(4,985)	(2,792)	(248)	(295)	244,556
Research and development and other engineering expense	20,747	855	131	185	—	21,918
Selling expense	48,667	6,013	(318)	137	—	54,499
General and administrative expense	63,707	3,713	2,073	(132)	832	70,193
Total operating expenses	133,121	10,581	1,886	190	832	146,610
Integration costs	1,442	—	604	—	—	2,046
Net gain on disposal of assets	(50)	(78)	(70)		—	(198)
Income from operations	118,363	(15,488)	(5,212)	(438)	(1,127)	96,098
Interest income (expense), net and other	(570)	200	174	(315)	862	351
Other & foreign exchange gain (loss), net	(398)	6,557	3,080	553	(7,823)	1,969
Income before income taxes	117,395	(8,731)	(1,958)	(200)	(8,088)	98,418
Provision for income taxes	29,441	(4,474)	(284)	(73)	(1,622)	22,988
Net income	$87,954	$(4,257)	$(1,674)	$(127)	$(6,466)	$75,430

Net sales decreased 0.7% to $530.6 million from $534.4 million. As noted above, North America sales volume increased 8%, measured in pounds, and were offset by price decreases implemented during 2023, increased volume rebates as a result of increased volume sales, and an increase in estimated rebates to home builders, as well as a decrease in Europe sales volumes. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of the Company's total sales in the first quarters of 2024 and 2023, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% and 14% of the Company's total sales in the first quarters of 2024 and 2023, respectively.

Gross profit decreased 3.3% to $244.6 million from $252.9 million primarily due to higher overhead costs partially offset by lower raw material costs. As a result, consolidated gross margins were 46.1% compared to 47.3% last year. From a product perspective, gross margin decreased to 46.1% from 47.1% for wood construction products and decreased to 46.5% from 47.1% for concrete construction products, respectively.

Research and development and engineering expense increased 5.6% to $21.9 million from $20.7 million, primarily due to increased personnel costs of $1.3 million, $0.4 million in depreciation and amortization offset by a decrease of $0.5 million of variable compensation.

Selling expense increased 12.0% to $54.5 million from $48.7 million, primarily due to increased personnel costs of $4.5 million, $1.2 million in advertising and trade shows costs, and $0.9 million in travel related costs offset by a decrease of $1.1 million of variable compensation.

General and administrative expense increased 10.2% to $70.2 million from $63.7 million, primarily due to increased personnel costs of $3.5 million, $2.6 million in software licensing & Information Technology ("IT") costs, and $1.9 million in professional service fees offset by a decrease of $1.4 million of variable compensation.

Our effective income tax rate decreased to 23.4% from 25.1%.

Consolidated net income was $75.4 million compared to $88.0 million. Diluted earnings per share was $1.77 compared to $2.05.

Adjusted EBITDA1 of $117.3 million decreased 14.4% compared to $137.0 million, primarily due to lower gross profits on lower net sales as well as increased personnel costs, IT costs and professional service fees, which were partly offset by decreases in variable compensation costs.

Net sales

The following table shows net sales by segment for the three months ended March 31, 2024 and 2023, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
March 31, 2023	$406,330	$124,215	$3,885	$534,430
March 31, 2024	406,749	119,938	3,892	530,579
Increase (decrease)	$419	$(4,277)	$7	$(3,851)
Percentage increase (decrease)	0.1%	(3.4)%	0.2%	(0.7)%

The following table shows segment net sales as percentages of total net sales for the three months ended March 31, 2024 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2023 net sales	76%	23%	1%	100%
Percentage of total 2024 net sales	76%	23%	1%	100%

Gross profit

The following table shows gross profit (loss) by segment for the three months ended March 31, 2024 and 2023, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
March 31, 2023	$205,522	$46,604	$924	$(174)	$252,876
March 31, 2024	200,537	43,812	676	(469)	244,556
Decrease	$(4,985)	$(2,792)	$(248)	$(295)	$(8,320)
Percentage (decrease)	(2.4)%	(6.0)%	*	*	(3.3)%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended March 31, 2024 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2023 gross margin percentage	50.6%	37.5%	23.8%	*	47.3%
2024 gross margin percentage	49.3%	36.5%	17.4%	*	46.1%

* The statistic is not meaningful or material.

1 Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to U.S. generally accepted accounting principles ("GAAP") net income see the schedule titled "Reconciliation of Net Income to Adjusted EBITDA."

North America

•Net sales increased 0.1%, primarily due to increased sales volumes offset by price decreases implemented during 2023 and increased volume discounts on increased sales volumes, including an increase in estimated rebates to home builders.

•Gross margin decreased to 49.3% from 50.6%, primarily due to higher warehouse and freight costs, partially offset by lower material costs, as a percentage of net sales.

•Research, development and engineering expense increased 4.5%, primarily due to increased personnel costs of $0.3 million and $0.3 million in depreciation and amortization.

•Selling expense increased 17.3%, primarily due to increased personnel costs of $4.9 million, $0.9 million in advertising and trade shows cost, $0.8 million in travel related costs, and $0.7 million in software licensing and IT costs, net of amounts capitalized, offset by a decrease of $1.0 million of variable compensation.

•General and administrative expense increased 9.9%, primarily due to increased personnel costs of $2.1 million, $1.9 million in software licensing and IT costs, net of amounts capitalized, offset by a decrease of $0.7 million in variable compensation.

•Income from operations decreased by $15.5 million due to the factors discussed above.

Europe

•Net sales decreased 3.4%, primarily due to lower sales volumes, partially offset by the positive effect of $2.2 million in foreign currency translation.

•Gross margin decreased to 36.5% from 37.5%. Europe gross profit of $43.8 million decreased 6.0% from $46.6 million, primarily due to increased warehouse and freight costs, as a percentage of net sales.

•Income from operations decreased by $5.2 million from $13.5 million to $8.3 million due to lower gross margins and high personnel costs.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended March 31, 2024 and 2023.

Reconciliation of Non-GAAP Financial Measures
(In thousands) (Unaudited)

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Three Months Ended March 31,
	2024	2023
Net Income	$75,430	$87,954

Provision for income taxes	22,988	29,441
Interest (income) expense, net and other financing costs	(351)	570
Depreciation and amortization	19,189	17,365
Other*	26	1,704
Adjusted EBITDA	$117,282	$137,034

*Other: Includes acquisition integration and restructuring related expenses, other & foreign exchange loss net, and net loss or gain on disposal of assets.

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

On March 30, 2022, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $450.0 million, which includes a letter of credit sub-facility up to $50 million and for a 5-year term loan facility of $450.0 million. As of March 31, 2024, the Company had borrowings of $75.0 million under the revolving credit facility and $405.0 million under the term loan facility, and has $375.0 million available to borrow under the revolving credit facility.

As of March 31, 2024, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions includes $91.7 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table shows selected financial information as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively:

	As of March 31,	As of December 31,	As of March 31,
(in thousands)	2024	2023	2023

Cash and cash equivalents	$369,122	$429,822	$252,541
Property, plant and equipment, net	437,429	418,612	369,089
Equity investment, goodwill and intangible assets	860,555	883,079	880,845
Working capital excluding cash and cash equivalents	607,191	521,362	639,334

The following table presents the significant categories of cash flows was used or provided during the three-month periods ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$7,938	$2,958
Investing activities	(39,371)	(27,043)
Financing activities	(24,800)	(23,817)

Cash flows from operating activities result primarily from our earnings before non-cash items such as depreciation, amortization, and stock-based compensation, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. Our revenues are derived from manufacturing and sales of building construction materials. Our operating cash flows are impacted by prevailing macro-economic conditions and subject to seasonality, which is cyclically associated with the volume and timing of construction project starts. For example, as a result of seasonality our trade accounts receivable are generally lowest at the end of the fourth quarter and increases during the first, second and third quarters as construction activity ramps in markets we serve.

During the three months ended March 31, 2024, operating activities provided $7.9 million in cash, as a result of $75.4 million from net income plus $24.8 million non-cash expenses such as depreciation and amortization and stock-based compensation. This amount was partly offset by $92.3 million used for the net change in operating assets and liabilities. The net change in operating assets and liabilities included an increases of $61.3 million in trade accounts receivable, $12.8 million in other current assets, and $9.1 million in inventory.

Cash used in investing activities of $39.4 million during the three months ended March 31, 2024, which was primarily used for facility expansion projects and machinery and equipment purchases. Due to updated forecasts on the timing of the spend and subject to future events and circumstances, capital expenditures are estimated to be approximately $185.0 million for 2024 (down from the previously forecasted $200.0 million) including the expected spend of $105.0 million on our previously announced Columbus, Ohio facility expansion and replacement of Gallatin, Tennessee facility, with some spend potentially carrying over to 2025. The remaining $80.0 million in capital expenditures will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs, as well as investments for adjacencies and key growth initiatives.

Cash used in financing activities of $24.8 million during the three months ended March 31, 2024 consisted primarily of $11.4 million used to pay dividends to our stockholders, $7.5 million used to pay income taxes on behalf of employees for shares withheld with respect to their vested restricted stock units and $7.1 million used for debt repayment.

On May 1, 2024, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.28 per share payable on July 25, 2024, to the Company's stockholders of record on July 4, 2024 (due to July 4 being a U.S. holiday, the effective record date is July 3, 2024).

From April 1, 2024 to May 2, 2024, the Company purchased 283,273 shares of the Company's common stock at an average price of $176.51 per share, for a total of $50.0 million.

Since the beginning of 2021 through May 2, 2024, we have returned $344.9 million to stockholders, and includes repurchasing over 1.7 million shares of the Company's common stock, which represents approximately 3.9% of the outstanding shares of the Company's common stock at the start of 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

We may manage our exposure to transactional exposures by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2021, 2022 and 2023, we entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan during 2023.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of March 31, 2024, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $480.0 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on the balances outstanding under our Amended and Restated Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 7, "Derivatives and Hedging Instruments", for further information on our interest rate swap contracts in effect as of March 31, 2024.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost started to stabilize by the end of 2023 and continue to be stable through the first quarter of 2024. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act of 1934. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company currently is not a party to any legal proceedings which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of the various legal proceedings and other matters we are currently involved in, which could materially impact our financial condition, cash flows or results of operations. Refer to Note 12, “Commitments and Contingencies,” to the accompanying unaudited interim consolidated financial statements for a discussion of recent developments related to certain of the legal proceedings in which we are involved.

Item 1A. Risk Factors.

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the first quarter of 2024.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [2]
January 1 - January 31, 2024	476	$196.62	—	$100,000,000
February 1 - February 29, 2024	39,044	190.77	—	$100,000,000
March 1 - March 31, 2024	—	—	—	$100,000,000
Total	39,520
[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the first quarter of 2024.

[2] On October 19, 2023, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2024 through December 31, 2024. From April 1, 2024 to May 2, 2024, the Company repurchased 283,273 shares of the Company’s common stock in the open market at an average price of $176.51 per share, for a total of $50.0 million. As a result, as of May 2, 2024, approximately $50.0 million remained available for share repurchase through December 31, 2024 under the Company’s previously announced $100.0 million share repurchase authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 7, 2024	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)