Form 10-Q
period 2024-06-30
Simpson Manufacturing Co., Inc.
filed 2024-08-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of August 2, 2024: 42,162,738

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2024	2023	2023
ASSETS
Current assets
Cash and cash equivalents	$354,851	$407,982	$429,822
Trade accounts receivable, net	377,584	387,917	283,975
Inventories	533,625	523,561	551,575
Other current assets	65,016	53,344	47,069
Total current assets	1,331,076	1,372,804	1,312,441

Property, plant and equipment, net	459,297	375,240	418,612
Operating lease right-of-use assets	84,305	63,358	68,792
Goodwill	497,990	495,065	502,550
Intangible assets, net	352,496	369,649	365,339
Other noncurrent assets	48,197	43,233	36,990
Total assets	$2,773,361	$2,719,349	$2,704,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$104,670	$97,847	$107,524
Accrued liabilities and other current liabilities	233,155	276,601	231,233
Long-term debt, current portion	22,500	22,500	22,500
Total current liabilities	360,325	396,948	361,257
Operating lease liabilities	69,223	51,560	55,324
Long-term debt, net of issuance costs	448,171	544,309	458,791
Deferred income tax	93,098	104,113	98,170
Other long-term liabilities	37,743	38,808	51,436
Total liabilities	1,008,560	1,135,738	1,024,978
Commitments and contingencies (see Note 12)
Stockholders’ equity
Common stock, at par value	424	426	426
Additional paid-in capital	313,323	301,612	313,119
Retained earnings	1,526,192	1,290,686	1,426,554
Treasury stock	(50,257)	—	(50,363)
Accumulated other comprehensive loss	(24,881)	(9,113)	(9,990)
Total stockholders’ equity	1,764,801	1,583,611	1,679,746
Total liabilities and stockholders’ equity	$2,773,361	$2,719,349	$2,704,724

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$596,978	$597,580	$1,127,557	$1,132,010
Cost of sales	318,431	310,114	604,456	591,669
Gross profit	278,547	287,466	523,101	540,341
Operating expenses:
Research and development and other engineering	22,708	21,538	44,626	42,284
Selling	55,918	50,438	110,417	99,106
General and administrative	66,383	68,767	136,577	132,474
Total operating expenses	145,009	140,743	291,620	273,864
Acquisition and integration related costs	1,590	1,859	3,636	3,301
Net gain on disposal of assets	(238)	(157)	(436)	(207)
Income from operations	132,186	145,021	228,281	263,383
Interest income (expense), net and other finance costs	2,092	(705)	2,443	(1,274)
Other & foreign exchange gain (loss), net	(1,588)	357	381	(42)
Income before taxes	132,690	144,673	231,105	262,067
Provision for income taxes	34,859	37,462	57,847	66,903
Net income	$97,831	$107,211	$173,258	$195,164
Other comprehensive income
Translation adjustments	(2,268)	(48)	(21,911)	4,509
Unamortized pension adjustments	(213)	180	(285)	400
Cash flow hedge adjustment, net of tax	2,187	(5,259)	7,306	(9,963)
Comprehensive net income	$97,537	$102,084	$158,368	$190,110

Net income per common share:
Basic	$2.32	$2.51	$4.09	$4.58
Diluted	$2.31	$2.50	$4.07	$4.55

Weighted-average number of shares outstanding
Basic	42,251	42,669	42,319	42,640
Diluted	42,418	42,813	42,534	42,857

Cash dividends declared per common share	$0.28	$0.27	$0.55	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended June 30, 2024 and 2023

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Total
Balance at March 31, 2024	42,442	$424	$309,661	$1,440,165	$(24,587)	$—	$1,725,663
Net income	—	—	—	97,831	—	—	97,831
Translation adjustment and other, net of tax	—	—	—	—	(2,268)	—	(2,268)
Pension adjustment, net of tax	—	—	—	—	(213)	—	(213)
Cash flow hedges, net of tax	—	—	—	—	2,187	—	2,187
Stock-based compensation expense	—	—	3,667	—	—	—	3,667
Shares issued from release of Restricted Stock Units	4	—	(5)	—	—	—	(5)
Repurchase of common stock	(283)	—	—	—	—	(50,257)	(50,257)
Cash dividends declared on common stock, $0.28 per share	—	—	—	(11,804)	—	—	(11,804)
Balance at June 30, 2024	42,163	$424	$313,323	$1,526,192	$(24,881)	$(50,257)	$1,764,801

Balance March 31, 2023	42,663	$426	$295,976	$1,194,993	$(3,986)	$—	$1,487,409
Net income	—	—	—	107,211	—	—	107,211
Translation adjustment and other, net of tax	—	—	—	—	(48)	—	(48)
Pension adjustment, net of tax	—	—	—	—	180	—	180
Cash flow hedges, net of tax	—	—	—	—	(5,259)	—	(5,259)
Stock-based compensation expense	—	—	5,636	—	—	—	5,636
Shares issued from release of Restricted Stock Units	10	—	—	—	—	—	—
Cash dividends declared on common stock, $0.27 per share	—	—	—	(11,518)	—	—	(11,518)
Balance at June 30, 2023	42,673	$426	$301,612	$1,290,686	$(9,113)	$—	$1,583,611

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Six Months Ended June 30, 2024 and 2023

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2023	42,323	$426	$313,119	$1,426,554	$(9,990)	$(50,363)	$1,679,746
Net income	—	—	—	173,258	—	—	173,258
Translation adjustment, net of tax	—	—	—	—	(21,911)	—	(21,911)
Pension adjustment and other, net of tax	—	—	—	—	(286)	—	(286)
Cash flow hedges, net of tax	—	—	—	—	7,306	—	7,306
Stock-based compensation	—	—	7,752	—	—	—	7,752
Shares issued from release of Restricted Stock Units	123	1	(7,548)	—	—	—	(7,547)
Repurchase of common stock	(283)	—	—	—	—	(50,257)	(50,257)
Retirement of treasury stock		(3)		(50,360)		50,363	—
Cash dividends declared on common stock, $0.55 per share	—	—	—	(23,260)	—	—	(23,260)
Balance at June 30, 2024	42,163	$424	$313,323	$1,526,192	$(24,881)	$(50,257)	$1,764,801

Balance at December 31, 2022	42,560	$425	$298,983	$1,118,030	$(4,059)	$—	$1,413,379
Net income	—	—	—	195,164	—	—	195,164
Translation adjustment, net of tax	—	—	—	—	4,509	—	4,509
Pension adjustment and other, net of tax	—	—	—	—	400	—	400
Cash flow hedges, net of tax	—	—	—	—	(9,963)	—	(9,963)
Stock-based compensation	—	—	10,027	—	—	—	10,027
Shares issued from release of Restricted Stock Units	113	1	(7,398)	—	—	—	(7,397)
Cash dividends declared on common stock, $0.53 per share	—	—	—	(22,508)	—	—	(22,508)
Balance at June 30, 2023	42,673	$426	$301,612	$1,290,686	$(9,113)	$—	$1,583,611
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income	$173,258	$195,164
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(436)	(489)
Depreciation and amortization	38,559	36,045
Noncash lease expense	7,874	6,595
Release of acquisition related tax and legal contingency	(1,810)	—
Loss in equity method investment, before tax	538	102
Deferred income taxes	(5,318)	(6,517)
Noncash compensation related to stock plans	10,427	11,164
Provision (recovery) for doubtful accounts	(1,008)	459
Deferred hedge gain	(1,649)	(2,148)
Changes in operating assets and liabilities
Trade accounts receivable	(95,704)	(118,922)
Inventories	11,703	34,884
Trade accounts payable	3,906	672
Other current assets	(19,284)	(1,416)
Accrued liabilities and other current liabilities	5,137	48,971
Other noncurrent assets and liabilities	(7,107)	(7,324)
Net cash provided by operating activities	119,086	197,240
Cash flows from investing activities
Capital expenditures	(79,622)	(37,918)
Acquisitions, net of cash acquired	(16,750)	(18,195)
Purchases of equity investments	(1,101)	(663)
Proceeds from sale of property and equipment	1,787	183
Proceeds from sale of business	—	8,544
Net cash used in investing activities	(95,686)	(48,049)
Cash flows from financing activities
Repurchase of common stock	(50,000)	—
Proceeds from line of credit	1,265	265
Repayments of line of credit	(13,942)	(11,705)
Dividends paid	(22,889)	(22,158)
Cash paid on behalf of employees for shares withheld	(7,547)	(7,398)
Net cash used in financing activities	(93,113)	(40,996)
Effect of exchange rate changes on cash and cash equivalents	(5,258)	(955)
Net increase (decrease) in cash and cash equivalents	(74,971)	107,240
Cash and cash equivalents at beginning of period	429,822	300,742
Cash and cash equivalents at end of period	$354,851	$407,982

Noncash activity during the period
Noncash capital expenditures	$6,093	$1,059
Dividends declared but not paid	11,804	11,518

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). Investments in 50% or less owned entities are accounted for using either the cost or the equity method. All significant intercompany transactions have been eliminated. Certain amounts in the Condensed Consolidated Financial Statements of the prior year have been reclassified to conform to the fiscal 2024 presentation. These reclassifications had no impact on the Company's Total Assets, Total Stockholders' Equity, Net sales or Net income in its Condensed Consolidated Financial Statements.

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

The unaudited quarterly Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein in accordance with GAAP. The year-end Condensed Consolidated Balance Sheet data provided herein were derived from audited consolidated financial statements included in the 2023 Form 10-K, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any future periods.

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

The changes in the allowance for doubtful accounts receivable for the six months ended June 30, 2024 are outlined in the table below:

	December 31, 2023	Expense (Deductions), net	Write-Offs[1]	June 30, 2024

Allowance for doubtful accounts	$3,882	(1,008)	709	$2,165
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

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of June 30, 2024 and 2023:

	2024			2023
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1)	$71,919	$—	$—	$248,063	$—	$—
Term loan due 2027 (2)	—	399,375	—	$—	421,875	—
Revolver due 2027 (2)	—	75,038	—	—	150,038	—
Derivative instruments - assets (3)	—	33,464	—	—	37,864	—
Derivative instruments - liabilities (3)	—	15,886	—	—	18,609	—
Contingent considerations	—	—	6,511	—	—	6,500
(1) The carrying amounts of cash equivalents, representing money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of June 30, 2024 and 2023 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of June 30, 2024 based upon their terms and conditions in comparison to debt instruments with similar terms and conditions available on the same date.
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

Net Income Per Share

Basic net income per common share is computed based on the weighted-average number of common shares outstanding. Potentially dilutive shares are included in the diluted per-share calculations using the treasury stock method for all periods when the effect of their inclusion is dilutive.

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

Wood Construction Products Revenue. Wood construction products represented approximately 84.8% and 85.7% of total net sales for the six months ended June 30, 2024 and 2023, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 14.6% and 14.0% of total net sales for the six months ended June 30, 2024 and 2023, respectively.

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

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were approximately 0.6% of total net sales and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for services is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the right to receive consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of June 30, 2024 and 2023, the Company had no material contract assets or contract liabilities from contracts with customers.

3.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income available to common stockholders	$97,831	$107,211	$173,258	$195,164
Basic weighted-average shares outstanding	42,251	42,669	42,319	42,640
Dilutive effect of potential common stock equivalents	167	144	215	217
Diluted weighted-average shares outstanding	42,418	42,813	42,534	42,857
Net earnings per common share:
Basic	$2.32	$2.51	$4.09	$4.58
Diluted	$2.31	$2.50	$4.07	$4.55

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

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $5.1 million and $6.5 million for the three months ended June 30, 2024 and 2023, respectively, and $10.4 million and $11.2 million for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, the Company granted an aggregate of 160,808 RSUs and PSUs to the Company's employees, including officers at an estimated weighted-average fair value of $177.59 per share based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based, or time and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

The Company’s seven non-employee directors are entitled to receive an aggregate of approximately $0.9 million in equity compensation annually under the Company's non-employee director compensation program. The number of shares ultimately granted are based on the average closing share price for the Company's common stock over the 60 day period prior to approval of the award in the second quarter of each year. In May 2024, the Company granted 4,692 shares of the Company's common stock to the non-employee directors, based on the average closing price of $173.89 per share and recognized $0.8 million of expense.

As of June 30, 2024, the Company's aggregate unamortized stock compensation expense was approximately $35.1 million which is expected to be recognized in expense over a weighted-average period of 2.5 years.

5.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2024	2023	2023
Trade accounts receivable	$384,655	$397,212	$292,360
Allowance for doubtful accounts	(2,165)	(3,611)	(3,882)
Allowance for sales discounts and returns	(4,906)	(5,684)	(4,503)
	$377,584	$387,917	$283,975

6.    Inventories

The components of inventories are as follows:

	As of June 30,		As of December 31,
(in thousands)	2024	2023	2023
Raw materials	$145,844	$164,019	$167,177
In-process products	56,466	53,883	57,432
Finished products	331,315	305,659	326,966
	$533,625	$523,561	$551,575

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

As of June 30, 2024, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts, and EUR forward contract were $399.4 million, $418.7 million and $321.7 million, respectively.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the three and six months ended June 30, 2024 and June 30, 2023.

The effects of fair value and cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the six months ended June 30, were as follows:

	2024			2023
(in thousands)	Cost of sales	Interest income (expense), net and other finance costs	Other & foreign exchange loss, net	Cost of sales	Interest income (expense), net and other finance costs	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$604,456	$2,443	$381	$591,669	$(1,274)	$(42)
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—	6,236	—	—	7,107	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—	2,535	14,484	—	2,605	(5,244)
Forward contract
Amount of gain reclassified from OCI to earnings	(188)	—	—	80	—	—

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended June 30, 2024 and 2023 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2024	2023		2024	2023
Interest rate contracts	$2,367	$10,589	Interest expense	$3,089	$3,911
Cross currency contracts	5,358	(5,739)	Interest expense	1,295	1,266
Forward contracts	—	(413)	FX gain (loss)	4,344	(3,429)
			Cost of goods sold	—	80
Total	$7,725	$4,437		$8,728	$1,828

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the six months ended June 30, 2024 and 2023 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2024	2023		2024	2023
Interest rate contracts	$9,173	$6,546	Interest expense	$6,235	$7,107
Cross currency contracts	16,333	(8,019)	Interest expense	2,535	2,605
Forward contracts	—	(448)	FX gain (loss)	14,484	(5,244)
			Cost of goods sold	(188)	80
Total	$25,506	$(1,921)		$23,066	$4,548

For the three months ending June 30, 2024 and June 30, 2023 gains on the net investment hedge of $5.2 million and $4.1 million were included in OCI, respectively. For the three months ending June 30, 2024 and June 30, 2023, excluded gains of $1.3 million and $1.3 million were reclassified from OCI to interest expense, respectively.

For the six months ending June 30, 2024 and June 30, 2023 gains on the net investment hedge of $9.9 million and $4.4 million were included in OCI, respectively. For the six months ending June 30, 2024 and June 30, 2023, excluded gains of $2.5 million were reclassified from OCI to interest expense for both periods.

As of June 30, 2024, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheet were comprised of an asset of $33.5 million, of which $16.0 million is included in other current assets, and the balance of $17.4 million as other non-current assets, and of a non-current liability of $15.9 million included as deferred income tax and other long-term liabilities.

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2024	2023	2023
Land	$61,305	$51,558	$62,587
Buildings and site improvements	244,450	235,209	246,021
Leasehold improvements	9,712	7,131	7,782
Machinery and equipment	537,935	486,354	516,017
	853,402	780,252	832,407
Less: accumulated depreciation and amortization	(497,400)	(451,134)	(474,974)
	356,002	329,118	357,433
Capital projects in progress	103,295	46,122	61,179
Total	$459,297	$375,240	$418,612

9.    Goodwill and Intangible Assets, net

Goodwill consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2024	2023	2023
North America	$109,949	$103,630	$101,558
Europe	386,768	390,172	399,693
Asia/Pacific	1,273	1,263	1,299
Total	$497,990	$495,065	$502,550

Intangible assets, net, consisted of the following:

	As of June 30, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$72,438	$(35,390)	$37,048
Europe	374,748	(62,990)	311,758
Asia/Pacific	4,157	(467)	3,690
Total	$451,343	$(98,847)	$352,496

	As of June 30, 2023
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$63,269	$(31,765)	$31,504
Europe	377,866	(43,748)	334,118
Asia/Pacific	4,224	(197)	4,027
Total	$445,359	$(75,710)	$369,649

	As of December 31, 2023
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$64,190	$(33,740)	$30,450
Europe	384,432	(53,493)	330,939
Asia/Pacific	4,240	(290)	3,950
Total	$452,862	$(87,523)	$365,339

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $5.7 million and $6.0 million for the three months ended June 30, 2024 and 2023, respectively, and was $11.3 million and $11.6 million for the six months ended June 30, 2024 and 2023, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 10.2 years.

Indefinite-lived intangible assets totaled $91.6 million, $92.8 million, and $94.2 million as of June 30, 2024, and 2023 and December 31, 2023, respectively.

At June 30, 2024, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining six months of 2024	$21,294
2025	23,321
2026	22,678
2027	22,603
2028	22,335
2029	21,738
Thereafter	126,924
$260,893

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2024, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2023	$502,550	$365,339
Acquisition[1]	8,484	8,249
Amortization	—	(11,323)
Foreign exchange	(13,044)	(9,769)
Balance at June 30, 2024	$497,990	$352,496
1 During the quarter ended June 30, 2024, the Company completed an acquisition of a business that resulted in $8.5 million increase in goodwill and $8.2 million increase in intangible assets, respectively. These amounts may change after the valuation is finalized.

10.    Leases

The Company has operating leases for certain facilities, equipment and automobiles. The existing operating leases expire at various dates through 2039, some of which include options to extend the leases for up to five years. The Company measured the lease liability at the present value of the lease payments to be made over the lease term. The lease payments are discounted using the Company's incremental borrowing rate. The Company measured the ROU assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of June 30, 2024 and 2023 and December 31, 2023, Condensed Consolidated Statements of Earnings and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023:

	Condensed Consolidated Balance Sheets Line Item	June 30,		December 31,
(in thousands)		2024	2023	2023
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$84,305	$63,358	$68,792
Liabilities
Operating - current	Accrued expenses and other current liabilities	$16,673	$12,809	$14,954
Operating - noncurrent	Operating lease liabilities	69,223	51,560	55,324
Total operating lease liabilities		$85,896	$64,369	$70,278

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended June 30,
(in thousands)		2024	2023
Operating lease cost	General administrative expenses and cost of sales	$4,801	$4,192

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,708	$3,932
Operating right-of-use assets obtained in exchange for new lease liabilities	23,240	8,423

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2024:

(in thousands)	Operating Leases
Remaining six months of 2024	$10,332
2025	19,459
2026	16,257
2027	13,013
2028	11,760
2029	9,666
Thereafter	20,951
Total lease payments	101,438
Less: Present value discount	(15,542)
Total lease liabilities	$85,896

The following table summarizes the Company's lease terms and discount rates as of June 30, 2024 and 2023:

Weighted-average remaining lease terms (in years):	2024	2023
Operating leases	6.8	5.9
Weighted-average discount rate:
Operating leases	5.1%	4.7%

11.    Debt

As of June 30, 2024, the Company had $474.4 million, excluding deferred financing costs, outstanding under its Amended and Restated Credit Facility. The Company had outstanding balances of $571.9 million and $485.7 million under the Amended and Restated Credit Facility as of June 30, 2023, and December 31, 2023, respectively.

The following is a schedule, by years, of maturities for the remaining term loan facility as of June 30, 2024:

(in thousands)	5-Year Term Loan
Remaining six months of 2024	$11,250
2025	22,500
2026	22,500
2027	343,125
Total loan outstanding	$399,375

The $75.0 million outstanding under the revolving credit facility is due on March 31, 2027.

The Company was in compliance with its financial covenants under the Amended and Restated Credit Facility as of June 30, 2024.

Certain of the Company's domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders that is in addition to the Amended and Restated Credit Facility. As of June 30, 2024, all of the Company's credit facilities provide a total of $381.2 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net Sales
North America	$463,022	$465,467	$869,771	$871,797
Europe	129,877	127,817	249,814	252,031
Asia/Pacific	4,079	4,296	7,972	8,182
Total	$596,978	$597,580	$1,127,557	$1,132,010
Sales to Other Segments*
North America	$858	$1,524	$1,698	$2,692
Europe	1,411	1,459	2,662	3,072
Asia/Pacific	10,717	7,956	17,569	13,858
Total	$12,986	$10,939	$21,929	$19,622
Income (Loss) from Operations
North America	$132,055	$143,430	$230,960	$257,823
Europe	12,145	13,974	20,402	27,444
Asia/Pacific	(302)	379	(877)	241
Administrative and all other	(11,712)	(12,762)	(22,204)	(22,125)
Total	$132,186	$145,021	$228,281	$263,383

*    Sales to other segments are eliminated upon consolidation.

			As of
	As of June 30,		December 31,
(in thousands)	2024	2023	2023
Total Assets
North America	$1,905,699	$1,570,275	$1,745,341
Europe	723,791	702,740	716,396
Asia/Pacific	43,594	35,604	38,719
Administrative and all other	100,277	410,730	204,268
Total	$2,773,361	$2,719,349	$2,704,724

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $249.2 million, $326.5 million and $368.6 million, as of June 30, 2024 and 2023, and December 31, 2023, respectively. Also included in the total assets of "Administrative and all other" are intercompany borrowings due from the Europe segment. Included in the total assets of each segment are net intercompany borrowings due to and from the other segments.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential and commercial construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table illustrates the distribution of the Company’s net sales by product group as additional information for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Wood construction products	$507,082	$515,378	$956,593	$970,137
Concrete construction products	86,447	81,319	165,178	157,990
Other	3,449	883	5,786	3,883
Total	$596,978	$597,580	$1,127,557	$1,132,010

14.    Subsequent Events

Dividend Declared

On July 26, 2024, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.28 per share, estimated to be $11.8 million in total. The dividend will be payable on October 24, 2024, to the Company's stockholders of record on October 3, 2024.

Acquisition of Monet

On August 1, 2024, the Company completed its acquisition of all of the operating assets and assumed liabilities of Monet DeSauw Inc. and certain properties of Callaway Properties, LLC (together with its subsidiaries “Monet”) for a total purchase consideration of approximately $59.0 million before normal working capital adjustments (the “Acquisition”).

Monet is a private manufacturing company specializing in the production of large-scale saws and material handling equipment for the truss industry in the United States. Monet’s manufacturing largely entails assembly of parts and components with limited fabrication. The acquisition will expand the Company’s product and service offering to component manufacturers. The acquisition will be accounted for as a business combination, with the goodwill being non-deductible for tax purposes.

The allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process, which has not yet been completed. The major classes of assets acquired include trade receivables, inventories, customer deposits, and intangibles.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are all statements other than those of historical fact and include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations for sales and market growth, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, our ongoing integration of FIXCO Invest S.A.S (“ETANCO”), our strategic initiatives, including the impact of these initiatives on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include, the effects of inflation and labor and supply shortages on our operations the operations of our customers, suppliers and business partners, and our ongoing integration of ETANCO and those factors discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit facilities; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or our ability to pay dividends and to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

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

Overview

We design, manufacture and sell building construction products that are of high quality and performance, easy to use and cost-effective for customers. We operate in three business segments determined by geographic region: North America, Europe and Asia/Pacific. Within the North America segment, our sales efforts are aligned to customer market teams dedicated to serving the following markets:

•Residential;
•Commercial;
•Original Equipment Manufacturers ("OEM");
•National Retail; and
•Component Manufacturers

Our organic growth opportunities are focused on expanding our product lines with our current customers while also identifying new market share gain opportunities within our core product and market competencies.

In order to grow in these markets, we aspire to be among the leaders in engineered load-rated construction building products and systems and digital product offerings. We also aspire to leverage our engineering expertise, deep-rooted relationships with top builders, engineers, contractors, code officials and distributors, along with our ongoing commitment to testing, research and innovation. Importantly, we currently have existing products, testing results, distribution and manufacturing capabilities to support our Company ambitions. This will ultimately be a function of expanding our sales and/or marketing functions to promote our products to different end users and distribution channels, expanding our customer base, and introducing new products in the future.

Our commitment to continuous improvement has fostered our core Company ambitions, which we continue to pursue including:

•Strengthen our values-based culture;
•Be the partner of choice;
•Be an innovative leader in the markets we operate;
•Above market growth relative to the United States housing starts (exceeding our historical average volume performance in North America of approximately 250 basis points above the housing starts market);
•An operating income margin within the top quartile of our proxy peers; and
•Long-term, return to the top quartile of our proxy peers for return on invested capital.

We have made progress towards our key growth initiatives since they were first announced in 2021. A few recent examples include:

•The integration of ETANCO which has resulted in additional scale for our legacy European operations, as well as the opportunity to realize synergies in those operations;
•Continued growing North America sales volumes above United States housing starts growth;
•Acquisitions of a software company and a manufacturer of equipment used by component manufacturers to expand our offering of solutions to our component manufacturer customers and potentially accelerate growth in the market;
•Formed a new relationship agreement with a large independent co-op serving more than 12,000 retail hardware stores, home centers, and pro lumber dealers, which led to significant conversions of our connectors, fasteners and anchor products;
•Recaptured a number of lumber dealers in North America with the opportunity to expand the products lines;
•Rolled out 33 new products, globally, during the first two quarters of 2024;
•Expansion of our Outdoor Accents® decorative hardware, fasteners and anchors product lines, which contributed to our growth in the do-it-yourself ("DIY") or construction contractor segments of our national retail market;
•Converted component manufacturers to using our truss software and purchasing our truss plate and connector solution sets, including a major component manufacture; and
•Completed our path-to-market shift away from two-step distribution in North America, enabling us to sell our complete product line and drive additional market share gains.

We believe this progress is the result of our high service levels, increasingly diverse portfolio of products and software as well as our commitment to innovation and developing complete solutions for the markets we serve. As we continue to make progress on our key growth initiatives, we believe we can continue to achieve above market growth in the North America relative to

United States housing starts for fiscal 2024 and beyond. These examples further emulate our Founder, Barclay Simpson’s, nine principles of doing business, and more specifically the focus and obsession on customers and users.

We now include consolidated Adjusted EBITDA, a non-GAAP measure. The Company defines adjusted EBITDA as net income (loss) before income taxes, adjusted to exclude depreciation and amortization, integration, acquisition and restructuring costs, goodwill impairment, gain on bargain purchase, net loss or gain on disposal of assets, interest income or expense, and foreign exchange and other expense (income). We use Adjusted EBITDA to provide additional insight into the Company’s operating performance in light of the significant levels of growth investment we are continuing to make in our operations and the effect accelerated depreciation and acquisition and integration costs will have on our operating results. This will also provide a better approximation of our cash flows compared to operating income.

Factors Affecting Our Results of Operations

The Company’s business, financial condition and results of operations depends in large part on the level of United States housing starts and residential construction activity. Overall housing starts decreased during the second quarter of 2024 compared to the second quarter of 2023, with a significant decrease in multi-family housing starts, which are more sensitive to interest rate increases and inflation. Housing starts have decreased from the current quarter to the prior year quarter six out of the last eight quarters. Lower housing starts in the United States could result in lower demand, which would affect the Company's sales and possibly operating profit.

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

In prior years, our sales were heavily seasonal with operating results varying from quarter to quarter depending on weather conditions that could delay construction starts. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year. Increasing interest rates, rising energy costs, volatility in the steel market and stressed product transportation systems, as well as political events like elections, can also have an effect on our gross and operating profits as well. Due to efforts in diversifying our global footprint with the acquisition of ETANCO and changing our path to market in the United States, sales from our product line, customer base and customer purchases are becoming less seasonal. Changes in raw material cost could impact the amount of inventory on-hand, and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset any increases in raw material costs.

Our operations also expose us to risks associated with pandemics, epidemics or other public health crises.

Business Segment Information

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America net sales decreased slightly for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Our wood construction product net sales decreased 1.3% for the six months ended June 30, 2024 compared to June 30, 2023. Our concrete construction product sales increased 5.6% over the same periods. We believe the United States 2024 housing starts market will be flat to down relative to fiscal year 2023 housing starts. For the year-to-date period, housing starts have decreased in 2024 compared to the same period in 2023, while the Company's North America sales volumes have increased by approximately 4% over that same period. With the investments we have made and continue to make, we believe we will be able to continue to grow above the US housing starts market, one of our company ambitions.

Operating income decreased $26.9 million on lower gross profits as well as increased personnel costs, professional fees, and travel expenses. Fiscal 2024 operating margins have and will include anticipated acquisition and integration related costs. We currently anticipate North America 2024 results to be impacted by economic headwinds but also believe in the long term potential given the on-going housing shortage.

During 2024, work continued on our Columbus, Ohio facility expansion as well as the building of the replacement of our Gallatin, Tennessee facility. We expect the expansion and replacement of these facilities will improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products and continue to ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service.

Europe net sales decreased 0.9% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, Wood construction product sales decreased 1.6% for the six months ended June 30, 2024 compared to June 30, 2023 and concrete construction product sales, which are mostly project based, increased 2.1% over the same periods. Gross profit decreased $4.7 million primarily due to increased factory overhead, warehouse and freight costs, as a percentage of net sales. Operating income decreased $7.0 million on lower gross profits and higher operating expenses, partly offset by lower integration expenses. Fiscal 2024 operating margins will include anticipated acquisition and integration related costs estimated to range between $4.0 million to $5.0 million. We currently anticipate Europe 2024 results to be impacted by economic headwinds but also believe in the long term potential given Europe's on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

The Company updated its financial outlook for the full fiscal year ending December 31, 2024 based on two quarters of actual results, and its latest expectations regarding demand trends, raw material costs and operating expenses as of follow:

◦Operating margin is estimated to be in the range of 20.0% to 21.0%, including approximately $85.0 million in depreciation and amortization expense.

◦The effective tax rate is estimated to be in the range of 24.5% to 25.5%, including both federal and state income tax rates as well as international income tax rates, and assuming no tax law changes are enacted.

◦Capital expenditures are estimated to range between $180.0 and $190.0 million, which includes $90.0 to $100.0 million for the Columbus, Ohio facility expansion and the new Gallatin, Tennessee fastener facility construction with the remaining spend carrying over into 2025.

Results of Operations for the Three Months Ended June 30, 2024, Compared with the Three Months Ended June 30, 2023

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended June 30, 2024, against the results of operations for the three months ended June 30, 2023. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended June 30, 2023 and the three months ended June 30, 2024.

Second Quarter 2024 Consolidated Financial Highlights

The following table shows the change in the Company's results of operations from the three months ended June 30, 2023 to the three months ended June 30, 2024, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2023	America	Europe	Pacific	All Other	2024
Net sales	$597,580	$(2,445)	$2,060	$(217)	$—	$596,978
Cost of sales	310,114	4,219	3,930	117	51	318,431
Gross profit	287,466	(6,664)	(1,870)	(334)	(51)	278,547
Research and development and other engineering expense	21,538	738	506	(74)	—	22,708
Selling expense	50,438	4,528	847	105	—	55,918
General and administrative expense	68,767	(417)	(230)	326	(2,063)	66,383
Total operating expenses	140,743	4,849	1,123	357	(2,063)	145,009
Acquisition and integration related costs	1,859	—	(1,232)	—	963	1,590
Net gain on disposal of assets	(157)	(138)	68	(10)	(1)	(238)
Income from operations	145,021	(11,375)	(1,829)	(681)	1,050	132,186
Interest income (expense), net and other	(705)	180	124	9	2,484	2,092
Other & foreign exchange gain (loss), net	357	(1,055)	(1,689)	(262)	1,061	(1,588)
Income before income taxes	144,673	(12,250)	(3,394)	(934)	4,595	132,690
Provision for income taxes	37,462	(1,168)	(241)	(167)	(1,027)	34,859
Net income	$107,211	$(11,082)	$(3,153)	$(767)	$5,622	$97,831

Net sales decreased 0.1% to $597.0 million from $597.6 million. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84.9% and 86.2% of the Company's total sales in the second quarters of 2024 and 2023, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14.5% and 13.6% of the Company's total sales in the second quarters of 2024 and 2023, respectively.

Gross profit decreased 3.1% to $278.5 million from $287.5 million primarily due to higher factory overhead, warehouse and freight costs partially offset by lower raw material costs. As a result, consolidated gross margins were 46.7% compared to 48.1% last year. From a product perspective, gross margin decreased to 46.5% from 48.4% for wood construction products and increased to 47.5% from 45.9% for concrete construction products, respectively.

Research and development and engineering expense increased 5.4% to $22.7 million from $21.5 million, primarily due to an increase of $2.1 million and $1.0 million in professional fees and personnel costs, respectively, partially offset by a decrease of $1.5 million in software licensing and IT costs, net of amount capitalized and $0.7 million of variable compensation.

Selling expense increased 10.9% to $55.9 million from $50.4 million, primarily due to increases of $4.2 million in personnel costs, $0.9 million in advertising costs, $0.7 million in travel related costs and $0.5 million in software licensing and IT costs net of amount capitalized, offset by a decrease of $1.5 million of variable compensation.

General and administrative expense decreased 3.5% to $66.4 million from $68.8 million, primarily due to a decrease of $3.4 million of variable compensation, partially offset by an increase of $1.7 million in personnel costs.

Our effective income tax rate increased to 26.3% from 25.9%.

Consolidated net income was $97.8 million compared to $107.2 million. Diluted earnings per share was $2.31 compared to $2.50.

Adjusted EBITDA1 of $152.6 million decreased 7.8% compared to $165.6 million, primarily due to lower gross profits on lower net sales.

Net sales

The following table shows net sales by segment for the three months ended June 30, 2024 and 2023, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
June 30, 2023	$465,467	$127,817	$4,296	$597,580
June 30, 2024	463,022	129,877	4,079	596,978
Increase (decrease)	$(2,445)	$2,060	$(217)	$(602)
Percentage increase (decrease)	(0.5)%	1.6%	(5.1)%	(0.1)%

The following table shows segment net sales as percentages of total net sales for the three months ended June 30, 2024 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2023 net sales	78%	21%	1%	100%
Percentage of total 2024 net sales	77%	22%	1%	100%

Gross profit

The following table shows gross profit (loss) by segment for the three months ended June 30, 2024 and 2023, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
June 30, 2023	$238,245	$47,819	$1,820	$(418)	$287,466
June 30, 2024	231,581	45,949	1,486	(469)	278,547
Decrease	$(6,664)	$(1,870)	$(334)	$(51)	$(8,919)
Percentage (decrease)	(2.8)%	(3.9)%	*	*	(3.1)%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended June 30, 2024 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2023 gross margin percentage	51.2%	37.4%	42.4%	*	48.1%
2024 gross margin percentage	50.0%	35.4%	36.4%	*	46.7%

* The statistic is not meaningful or material.

North America

•Net sales decreased 0.5%, primarily due to decreased sales volumes.

•Gross margin decreased to 50.0% from 51.2%, primarily due to higher labor, factory overhead, warehouse and freight costs, partially offset by lower material costs, as a percentage of net sales.

•Research, development and engineering expense increased 3.8%, primarily due to an increase of $2.1 million in professional fees, partially offset by a decrease of $1.6 million in software licensing and IT costs, net of amount capitalized.

•Selling expense increased 12.2%, primarily due to increases of $4.2 million in personnel costs, $0.6 million in advertising and trade shows, and $0.6 million in travel expense, partially offset by the decrease of $1.7 million in variable compensation.

•General and administrative expense decreased 1.1%, primarily due to decreases in $1.1 million of variable compensation, $0.6 million in professional fees, partially offset by increases of $1.0 million in personnel costs and $0.5 million of travel related expenses.

•Income from operations decreased by $11.4 million due to the factors discussed above.

Europe

•Net sales increased 1.6%, primarily due to higher sales volumes, partially offset by price decreases in some regions as well as the negative effect of $0.7 million in foreign currency translation.

•Gross margin decreased to 35.4% from 37.4%, primarily due to increased labor and factory & tooling costs as well as warehouse and freight costs, partially offset by lower material costs, as a percentage of net sales.

•Income from operations decreased by $1.9 million from $14.0 million to $12.1 million due to lower gross margins and high personnel costs, partially offset by lower integration related expenses.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended June 30, 2024 and 2023.

Results of Operations for the Six Months Ended June 30, 2024, Compared with the Six Months Ended June 30, 2023

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the six months ended June 30, 2024, against the results of operations for the six months ended June 30, 2023. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the six months ended June 30, 2023 and the six months ended June 30, 2024

Year-to-Date (6-month) 2024 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the six months ended June 30, 2024, from the six months ended June 30, 2023, and the increases or decreases for each category by segment:

	Six Months Ended	Increase (Decrease) in Operating Segment				Six Months Ended
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2023	America	Europe	Pacific	All Other	2024
Net sales	$1,132,010	$(2,026)	$(2,217)	$(210)	$—	$1,127,557
Cost of sales	591,669	9,624	2,445	372	346	604,456
Gross profit	540,341	(11,650)	(4,662)	(582)	(346)	523,101
Research and development and other engineering expense	42,284	1,594	638	110	—	44,626
Selling expense	99,106	10,540	529	242	—	110,417
General and administrative expense	132,474	3,296	1,843	194	(1,230)	136,577
Total operating expenses	273,864	15,430	3,010	546	(1,230)	291,620
Acquisition and integration related costs	3,301	—	(627)	—	962	3,636
Net gain on disposal of assets	(207)	(217)	(2)	(10)	—	(436)
Income from operations	263,383	(26,863)	(7,043)	(1,118)	(78)	228,281
Interest income (expense), net and other	(1,274)	381	299	(306)	3,343	2,443
Other & foreign exchange gain (loss), net	(42)	(4,293)	1,391	290	3,035	381
Income (Loss) before income taxes	262,067	(30,775)	(5,353)	(1,134)	6,300	231,105
Provision for income taxes	66,903	(5,642)	(525)	(240)	(2,649)	57,847
Net income	$195,164	$(25,133)	$(4,828)	$(894)	$8,949	$173,258

Net sales decreased 0.4% to $1,127.6 million from $1,132.0 million driven by lower sales volumes in North America. Wood construction product sales represented 84.8% and 85.7% of the Company's total sales in the first six months of 2024 and 2023. Concrete construction product sales represented 14.6% and 14.0% of the Company's total sales in the first six months of 2024 and 2023.

Gross profit decreased 3.2% to $523.1 million from $540.3 million. Gross margins decreased to 46.4% from 47.7%. The decrease is due to higher warehouse and freight costs for the Company overall. Gross margins decreased to 46.3% from 47.8% for wood construction products and increased to 47.1% from 46.5% for concrete construction products.

Research and development and engineering expense increased 5.5% to $44.6 million from $42.3 million primarily due to an increase of $2.3 million in personnel costs, $2.3 million in professional fees, $0.7 million in depreciation and amortization expense, partially offset by a decrease of $2.0 million in computer and software, net of amount capitalized and $1.1 million of variable compensation.

Selling expense increased to $110.4 million from $99.1 million, primarily due to increases of $8.7 million in personnel costs, $2.2 million in advertising costs, $1.6 million in travel related costs, and $1.1 million in computer and software cost net of amount capitalized, partially offset by a decrease of $2.6 million of variable compensation and $0.9 million of professional fees.

General and administrative expense increased to $136.6 million from $132.5 million, primarily due to increases of $5.3 million in personnel costs, $1.6 million in professional costs, and $0.7 million in travel related costs, partially offset by a decrease of $4.8 million of variable compensation.

Our effective income tax rate decreased to 25.0% from 25.5%.

Consolidated net income was $173.3 million compared to $195.2 million. Diluted earnings per share was $4.07 compared to $4.55.

Adjusted EBITDA1 of $269.9 million decreased 10.8% compared to $302.6 million primarily due to lower gross profits on lower net sales.

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2023 and 2024:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Six Months Ended
June 30, 2023	$871,797	$252,031	$8,182	$1,132,010
June 30, 2024	869,771	249,814	7,972	1,127,557
Decrease	$(2,026)	$(2,217)	$(210)	$(4,453)
Percentage decrease	(0.2)%	(0.9)%	(2.6)%	(0.4)%

The following table represents segment sales as percentages of total net sales for the six-month periods ended June 30, 2023 and 2024, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2023 net sales	77%	22%	1%	100%
Percentage of total 2024 net sales	77%	22%	1%	100%

Gross profit

The following table represents gross profit (loss) by segment for the six-month periods ended June 30, 2023 and 2024:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six Months Ended
June 30, 2023	$443,767	$94,423	$2,744	$(593)	$540,341
June 30, 2024	432,117	89,761	2,162	(939)	523,101
Decrease	$(11,650)	$(4,662)	$(582)	$(346)	$(17,240)
Percentage decrease	(2.6)%	(4.9)%	*	*	(3.2)%

* The statistic is not meaningful or material

The following table represents gross margin by segment for the six-month periods ended June 30, 2023 and 2024:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2023 gross margin percentage	50.9%	37.5%	33.5%	*	47.7%
2024 gross margin percentage	49.7%	35.9%	27.1%	*	46.4%

* The statistic is not meaningful or material.

North America

•Net sales decreased 0.2%, primarily due to decreased sales volumes and slightly higher incentives, including an increase in estimated rebates to home builders.

•Gross margin decreased to 49.7% from 50.9%, due to higher factory and tooling as well as warehouse and freight costs as a percentage of net sales, offset by lower raw material costs as a percentage of net sales.

•Research and development and engineering expense increased 4.1%, primarily due to an increase of $2.2 million in professional costs, partially offset by a decrease of $1.1 million of variable compensation.

•Selling expense increased 14.7%, primarily due to increases of $9.1 million in personnel costs, $1.6 million in advertising and trade shows expenses, $1.4 million in travel related expenses, $1.1 million in computer and software expense net of amounts capitalized, partially offset by a decrease of $2.7 million in variable compensation.

•General and administrative expense increased 4.4%, primarily due to increases of $3.1 million in personnel costs, $1.5 million in computer and software expenses, net of amounts capitalized, and $0.6 million in travel related expenses, partially offset by a decrease of $1.8 million in variable compensation.

•Income from operations decreased $26.9 million, due to higher operating expenses.

Europe

•Net sales decreased 0.9%, primarily due to lower sales volumes and some regional price decreases, partially offset by the positive effect of $1.6 million in foreign currency translation.

•Gross margin decreased to 35.9% from 37.5% while gross profit decreased $4.7 million.

•Income from operations decreased $7.0 million, primarily due to lower gross profit.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the six months ended June 30, 2024 and 2023.

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

On March 30, 2022, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $450.0 million, which includes a letter of credit sub-facility up to $50.0 million and for a 5-year term loan facility of $450.0 million. As of June 30, 2024, the Company had borrowings of $75.0 million under the revolving credit facility and $399.4 million under the term loan facility, and has $375.0 million available to borrow under the revolving credit facility.

As of June 30, 2024, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions including $101.6 million that are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

On August 1, 2024, the Company completed its acquisition of all of the operating assets and assumed liabilities of Monet DeSauw Inc. and certain properties of Callaway Properties, LLC for a total purchase consideration of approximately $59.0 million before normal working capital adjustments.

The following table shows selected financial information as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively:

	As of June 30,	As of December 31,	As of June 30,
(in thousands)	2024	2023	2023

Cash and cash equivalents	$354,851	$429,822	$407,982
Property, plant and equipment, net	459,297	418,612	375,240
Equity investment, goodwill and intangible assets	866,238	883,079	879,386
Working capital excluding cash and cash equivalents	615,900	521,362	567,874

The following table presents the significant categories of cash flows was used or provided during the six-month periods ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$119,086	$197,240
Investing activities	(95,686)	(48,049)
Financing activities	(93,113)	(40,996)

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

During the six months ended June 30, 2024, operating activities provided $119.1 million in cash, as a result of $173.3 million from net income plus $47.2 million non-cash expenses such as depreciation and amortization and stock-based compensation. This amount was partly offset by $101.3 million used for the net change in operating assets and liabilities. The net change in operating assets and liabilities included increases of $95.7 million in trade accounts receivable, $19.3 million in other current assets, partly offset by a decrease of $11.7 million in inventory.

Cash used in investing activities of $95.7 million during the six months ended June 30, 2024 was primarily used for facility expansion projects, the acquisition of Calculated Structured Designs, Inc. (CSD), and machinery and equipment purchases. Due to updated forecasts on the timing of the spend and subject to future events and circumstances, capital expenditures are estimated to range between $180.0 million and $190.0 million for 2024 including the expected spend of $100.0 million on our previously announced Columbus, Ohio facility expansion and the construction of a new Gallatin, Tennessee facility, with the remaining spend estimated to range between $55.0 million and $60.0 million carrying over to 2025. The remaining capital expenditures will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs, as well as investments for adjacencies and key growth initiatives.

Cash used in financing activities of $93.1 million during the six months ended June 30, 2024 consisted primarily of $50.0 million is stock repurchases, $22.9 million used to pay dividends to our stockholders and $13.9 million used for debt repayment.

On July 26, 2024, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.28 per share payable on October 24, 2024, to the Company's stockholders of record on October 3, 2024.

Since the beginning of 2021 through June 30, 2024, we have returned $356.4 million to stockholders, which represents 43.3% of our free cash flow from operations during the same period, and over the same period the Company has repurchased over 1.6 million shares of the Company's common stock, which represents approximately 3.9% of the outstanding shares of the Company's common stock at the start of 2021.

Reconciliation of Non-GAAP Financial Measures
(In thousands) (Unaudited)

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$97,831	$107,211	$173,258	$195,164

Provision for income taxes	34,859	37,462	57,847	66,903
Interest (income) expense, net and other financing costs	(2,092)	705	(2,443)	1,274
Depreciation and amortization	19,370	18,680	38,559	36,045
Other*	2,603	1,492	2,629	3,196
Adjusted EBITDA	$152,571	$165,550	$269,850	$302,582

*Other: Includes acquisition integration and restructuring related expenses, other & foreign exchange loss net, and net loss or gain on disposal of assets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of June 30, 2024, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $474.4 million. The variable interest rates on the Amended and Restated Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have an interest rate swap agreement converting the variable interest rate on the balances outstanding under our Amended and Restated Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 7, "Derivatives and Hedging Instruments", for further information on our interest rate swap contracts in effect as of June 30, 2024.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost started to stabilize by the end of 2023 and continue to be stable through the first six months of 2024. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act of 1934. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the second quarter of 2024.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs [2] (in thousands)
April 1 - April 30, 2024	185,023	$176.35	185,000	$67,376
May 1 - May 31, 2024	98,273	176.81	98,273	$50,000
June 1 - June 30, 2024	—	—	—	$50,000
Total	283,296
[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the second quarter of 2024.

[2] On October 19, 2023, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2024 through December 31, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX
3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on May 9, 2018).
3.2	Certificate of Amendment of Certificate of Incorporation of Simpson Manufacturing Co., Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 6, 2024).
3.3	Amended and Restated Bylaws of Simpson Manufacturing Co., Inc., as amended (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 14, 2023).
10.1	Simpson Manufacturing Co., Inc. Severance Plan (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 6, 2024).
31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.
32	Section 1350 Certifications are furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 6, 2024	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)