Form 10-Q
period 2024-09-30
Simpson Manufacturing Co., Inc.
filed 2024-11-12
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2024: 42,164,088

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2024	2023	2023
ASSETS
Current assets
Cash and cash equivalents	$339,427	$571,006	$429,822
Trade accounts receivable, net	360,350	351,164	283,975
Inventories	583,380	504,446	551,575
Other current assets	51,609	51,583	47,069
Total current assets	1,334,766	1,478,199	1,312,441

Property, plant and equipment, net	495,822	382,508	418,612
Operating lease right-of-use assets	87,097	66,144	68,792
Goodwill	550,946	483,413	502,550
Intangible assets, net	395,517	356,450	365,339
Other noncurrent assets	33,311	48,773	36,990
Total assets	$2,897,459	$2,815,487	$2,704,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$110,321	$95,267	$107,524
Income tax payable	4,126	87,569	3,491
Accrued liabilities and other current liabilities	241,004	222,233	227,742
Long-term debt, current portion	22,500	22,500	22,500
Total current liabilities	377,951	427,569	361,257
Operating lease liabilities	70,496	53,808	55,324
Long-term debt, net of issuance costs	442,885	539,073	458,791
Deferred income tax	89,226	97,298	98,170
Other long-term liabilities	53,457	28,248	51,436
Total liabilities	1,034,015	1,145,996	1,024,978
Non-qualified deferred compensation plan share awards	6,473	—	—
Commitments and contingencies (see Note 13)
Stockholders’ equity
Common stock, at par value	424	426	426
Additional paid-in capital	311,885	307,149	313,119
Retained earnings	1,606,371	1,383,184	1,426,554
Common stock held in non-qualified deferred compensation plan ("DCP")	(1,074)	—	—
Treasury stock	(50,280)	—	(50,363)
Accumulated other comprehensive loss	(10,355)	(21,268)	(9,990)
Total stockholders’ equity	1,856,971	1,669,491	1,679,746
Total liabilities and stockholders’ equity	$2,897,459	$2,815,487	$2,704,724

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$587,153	$580,084	$1,714,710	$1,712,093
Cost of sales	312,096	297,167	916,551	888,835
Gross profit	275,057	282,917	798,159	823,258
Operating expenses:
Research and development and other engineering	23,678	24,751	68,303	67,035
Selling	54,590	52,391	165,007	151,497
General and administrative	70,604	64,793	207,181	197,267
Total operating expenses	148,872	141,935	440,491	415,799
Acquisition and integration related costs	1,356	785	4,992	4,086
Net gain on disposal of assets	(25)	(16)	(460)	(223)
Income from operations	124,854	140,213	353,136	403,596
Interest income and other finance costs, net	1,668	1,292	4,111	18
Other & foreign exchange gain (loss), net	(29)	(1,429)	352	(1,471)
Income before taxes	126,493	140,076	357,599	402,143
Provision for income taxes	32,974	36,055	90,821	102,958
Net income	$93,519	$104,021	$266,778	$299,185
Other comprehensive income
Translation adjustments	26,320	(13,238)	4,409	(8,729)
Unamortized pension adjustments	(367)	(4)	(653)	396
Cash flow hedge adjustment, net of tax	(11,427)	1,087	(4,121)	(8,876)
Comprehensive net income	$108,045	$91,866	$266,413	$281,976

Net income per common share:
Basic	$2.22	$2.44	$6.31	$7.01
Diluted	$2.21	$2.43	$6.28	$6.98

Weighted-average number of shares outstanding
Basic	42,151	42,673	42,254	42,651
Diluted	42,335	42,882	42,464	42,893

Cash dividends declared per common share	$0.28	$0.27	$0.83	$0.80

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended September 30, 2024 and 2023

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at June 30, 2024	42,163	$424	$313,323	$1,526,192	$(24,881)	$—	$(50,257)	$1,764,801
Net income	—	—	—	93,519	—		—	93,519
Translation adjustment and other, net of tax	—	—	—	—	26,320	—	—	26,320
Pension adjustment, net of tax	—	—	—	—	(367)	—	—	(367)
Cash flow hedges, net of tax	—	—	—	—	(11,427)	—	—	(11,427)
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	(2,506)	—	—	—	—	(2,506)
Common stock held in DCP			1,074	—	—	(1,074)	—	—
Change in redemption value of share awards in DCP	—	—	—	(1,533)	—	—	—	(1,533)
Shares issued from release of Restricted Stock Units	1	—	(6)	—	—		—	(6)
Repurchase of common stock	—	—	—	—	—	—	(23)	(23)
Cash dividends declared on common stock, $0.28 per share	—	—	—	(11,807)	—	—	—	(11,807)
Balance at September 30, 2024	42,164	$424	$311,885	$1,606,371	$(10,355)	$(1,074)	$(50,280)	$1,856,971

Balance June 30, 2023	42,673	$426	$301,612	$1,290,686	$(9,113)	$—	$—	$1,583,611
Net income	—	—	—	104,021	—	—	—	104,021
Translation adjustment and other, net of tax	—	—	—	—	(13,238)	—	—	(13,238)
Pension adjustment, net of tax	—	—	—	—	(4)	—	—	(4)
Cash flow hedges, net of tax	—	—	—	—	1,087	—	—	1,087
Stock-based compensation expense	—	—	5,537	—	—	—	—	5,537
Cash dividends declared on common stock, $0.27 per share	—	—	—	(11,523)	—	—	—	(11,523)
Balance at September 30, 2023	42,673	$426	$307,149	$1,383,184	$(21,268)	$—	$—	$1,669,491

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Nine Months Ended September 30, 2024 and 2023

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at December 31, 2023	42,323	$426	$313,119	$1,426,554	$(9,990)	$—	$(50,363)	$1,679,746
Net income	—	—	—	266,778	—	—	—	266,778
Translation adjustment, net of tax	—	—	—	—	4,409	—	—	4,409
Pension adjustment and other, net of tax	—	—	—	—	(653)	—	—	(653)
Cash flow hedges, net of tax	—	—	—	—	(4,121)	—	—	(4,121)
Stock-based compensation and DCP expense	—	—	5,246	—	—	—	—	5,246
Common stock held in DCP	—	—	1,074	—	—	(1,074)	—	—
Change in redemption value of share awards in DCP	—	—	—	(1,533)	—	—	—	(1,533)
Shares issued from release of Restricted Stock Units	124	1	(7,554)	—	—	—	—	(7,553)
Repurchase of common stock	(283)	—	—	—	—	—	(50,280)	(50,280)
Retirement of treasury stock	—	(3)	—	(50,360)	—	—	50,363	—
Cash dividends declared on common stock, $0.83 per share	—	—	—	(35,068)	—	—	—	(35,068)
Balance at September 30, 2024	42,164	$424	$311,885	$1,606,371	$(10,355)	$(1,074)	$(50,280)	$1,856,971

Balance at December 31, 2022	42,560	$425	$298,983	$1,118,030	$(4,059)	$—	$—	$1,413,379
Net income	—	—	—	299,185	—	—	—	299,185
Translation adjustment, net of tax	—	—	—	—	(8,729)	—	—	(8,729)
Pension adjustment and other, net of tax	—	—	—	—	396	—	—	396
Cash flow hedges, net of tax	—	—	—	—	(8,876)	—	—	(8,876)
Stock-based compensation	—	—	15,564	—	—	—	—	15,564
Shares issued from release of Restricted Stock Units	113	1	(7,398)	—	—	—	—	(7,397)
Cash dividends declared on common stock, $0.80 per share	—	—	—	(34,031)	—	—	—	(34,031)
Balance at September 30, 2023	42,673	$426	$307,149	$1,383,184	$(21,268)	$—	$—	$1,669,491
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$266,778	$299,185
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(460)	(505)
Depreciation and amortization	60,979	54,224
Noncash lease expense	11,902	10,329
Release of acquisition related tax and legal contingency	(1,830)	—
Loss in equity method investment, before tax	645	531
Deferred income taxes	(9,189)	(10,829)
Noncash compensation related to stock plans and changes in the fair value of DCP	16,017	17,789
Provision for doubtful accounts	70	879
Deferred hedge gain	(2,556)	(3,095)
Changes in operating assets and liabilities
Trade accounts receivable	(73,474)	(85,156)
Inventories	(28,066)	50,219
Other current assets	(7,848)	438
Trade accounts payable	6,085	(3,471)
Income taxes payable	520	79,542
Accrued liabilities and other current liabilities	(4,168)	2,583
Other noncurrent assets and liabilities	(13,040)	(14,486)
Net cash provided by operating activities	222,365	398,177
Cash flows from investing activities
Capital expenditures	(124,848)	(57,483)
Acquisitions, net of cash acquired (see Note 3)	(77,641)	(17,525)
Purchases of equity investments	(1,495)	(712)
Proceeds from sale of property and equipment	1,869	622
Proceeds from sale of business	—	8,544
Net cash used in investing activities	(202,115)	(66,554)
Cash flows from financing activities
Repurchase of common stock	(50,000)	—
Proceeds from line of credit	1,296	264
Repayments of line of credit and term loan	(20,080)	(17,362)
Dividends paid	(34,694)	(33,679)
Cash paid on behalf of employees for shares withheld	(7,554)	(7,398)
Net cash used in financing activities	(111,032)	(58,175)
Effect of exchange rate changes on cash and cash equivalents	387	(3,184)
Net increase (decrease) in cash and cash equivalents	(90,395)	270,264
Cash and cash equivalents at beginning of period	429,822	300,742
Cash and cash equivalents at end of period	$339,427	$571,006

Noncash activity during the period
Noncash capital expenditures	$6,294	$4,150
Dividends declared but not paid	11,806	11,518

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

The changes in the allowance for doubtful accounts receivable for the nine months ended September 30, 2024 are outlined in the table below:

	December 31, 2023	Expense (Deductions), net	Write-Offs[1]	September 30, 2024

Allowance for doubtful accounts	$3,882	69	(899)	$3,052
1Amount is net of recoveries and the effect of foreign currency fluctuations.

Fair Value of Financial Instruments

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unrelated market participants. As such, fair value is a market-based measurement that is determined based on assumptions that unrelated market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair values of the Company's investments and liabilities in the deferred compensation plan are classified as Level 1 within the fair value hierarchy, and are subject to investment risks. The fair values of interest rate, and foreign currency contracts are classified as Level 2 within the fair value hierarchy. The fair values of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy, as these amounts are based on unobservable inputs such as management estimates and entity-specific assumptions and are evaluated on an ongoing basis.

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of September 30, 2024 and 2023:

	2024			2023
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1)	$53,688	$—	$—	$334,633	$—	$—
Term loan due 2027 (2)	$—	$393,750	$—	$—	$416,250	$—
Revolver due 2027 (2)	$—	$75,038	$—	$—	$150,038	$—
Derivative instruments - assets (3)	$—	$14,199	$—	$—	$42,769	$—
Derivative instruments - liabilities (3)	$—	$30,059	$—	$—	$9,327	$—
Investment in deferred compensation plan (4)	$896	$—	$—	$—	$—	$—
Deferred compensation plan liabilities (4)	$2,053	$—	$—	$—	$—	$—
Contingent considerations	$—	$—	$6,587	$—	$—	$5,400
(1) The carrying amounts of cash equivalents, representing money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of September 30, 2024 and 2023 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of September 30, 2024 based upon their terms and conditions in comparison to debt instruments with similar terms and conditions available on the same date.
(3) Derivatives for interest rate, foreign exchange and forward swap contracts are discussed in Note 8.
(4) Non-qualified deferred compensation plan.

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

Deferred Compensation Plan

The Company established a non-qualified deferred compensation plan ("DCP" or “the Plan”) in April 2023 for eligible employees and members of the Board of Directors. The Plan provides eligible participants the opportunity to defer and invest a specified percentage of their compensation, including the Company stock awards upon vesting. The Plan is a non-qualified plan that is informally funded by assets in a rabbi trust, which restricts the Company's use and access to the assets held but is subject to the claims of the Company's creditors in the event that the Company becomes insolvent. The amount of compensation to be deferred by participants are based on their own elections and are adjusted for any investment changes that the participants direct. This plan does not provide for employer contributions.

The Plan permits diversification of vested shares (common stock) into other equity securities subject to a six-month holding period subsequent to vesting. Accounting for deferred common stock will be under either plan C or plan D. Accounting will depend on whether or not the employee has diversified the common stock. Under plan C, diversification is permitted but the employee has not diversified. Under plan D, diversification is permitted and the employee has diversified.

For common stock that have not been diversified, the employer stock held in the deferred compensation plan is classified in a manner similar to treasury stock and presented separately on the Condensed Consolidated Balance Sheets as Company common stock held by the non-qualified deferred compensation plan. Common stock will be recorded at fair value of the stock at the time it vested, subsequent changes in the value of the common stock is not recognized. The deferred compensation obligations are measured independently at fair value of the common stock with a corresponding charge or credit to compensation cost. Fair value is determined as the product of the common stock and the closing price of the stock each reporting period.

Under plan D, assets held by the rabbi trust are subject to applicable GAAP. The deferred compensation obligation is measured independently at fair value of the underlying assets.

The Company previously presented certain DCP transactions within existing financial statement line items of the condensed consolidated balance sheets and condensed consolidated statement of stockholders’ equity for periods ended September 30, 2023 and December 31, 2023. The Company has reflected these DCP transactions related corrections in the accompanying condensed consolidated balance sheets and condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2024. The transactions resulted in reclassifying equity balances related to "Non-qualified deferred compensation plan share awards" as mezzanine equity for $6.0 million and they were combined with stock-based compensation expense in the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2024. The Company has evaluated the errors both qualitatively and quantitatively and has concluded that they have immaterial impact on the periods presented.

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

Acquisitions that do not meet the definition of a business under the ASC 805 are accounted for as an acquisition of assets, whereby all of the cost of the individual assets acquired and liabilities assumed, including certain transactions costs, are allocated on a relative fair value basis. Accordingly, goodwill is not recognized in an asset acquisition. Refer to Note 3 for more information.

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

Contract liability is recorded when consideration is received from a customer and the Company has remaining unsatisfied performance obligations.

The Company presents taxes collected and remitted to governmental authorities on a net basis in the consolidated statements of operations. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue. Refer to Note 2 for additional information.

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

Wood Construction Products Revenue. Wood construction products represented approximately 84.6% and 85.4% of total net sales for the nine months ended September 30, 2024 and 2023, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 14.7% and 14.1% of total net sales for the nine months ended September 30, 2024 and 2023, respectively.

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

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were approximately 0.7% of total net sales and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for services is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

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

Contract liabilities consist of billings in excess of costs and earnings and other deferred revenue on cancellable contracts. The time period between when consideration was received to when performance obligations are complete may not be significant. As of September 30, 2024 and 2023, the Company's contract liability was $10.3 million and immaterial, respectively. During the nine months ended September 30, 2024, the Company recognized $1.6 million of contract liability as income from the opening balance. The Company had no material contract assets from contract with customers.

3.    Acquisitions

On June 1, 2024, the Company completed the acquisition of all of the operating assets and assumed liabilities of Calculated Structured Designs, Inc. ("CSD"), a software development company providing solutions for the engineered wood, engineering, design and building industries in North America, Australia and the UK.

On August 1, 2024, the Company completed the acquisition of all of the operating assets and assumed liabilities of Monet DeSauw Inc. and certain properties of Callaway Properties, LLC (together with its subsidiaries, “Monet”) for a total purchase consideration of approximately $59 million net of cash received and liabilities assumed. Monet specializes in the production of large-scale saws and material handling equipment for the truss industry in the United States.

On September 1, 2024, the Company completed the acquisition of all of the operating assets and assumed liabilities of QuickFrames USA, LLC, a manufacturer of pre-engineered structural support systems for commercial construction with sales in North America.

These business acquisitions were not material to the Company's consolidated financial statements, individually and in aggregate. Accordingly, pro-forma historical results of operations related to these business acquisitions during the quarter ended September 30, 2024 have not been presented. The Company has included the financial results of these business acquisitions in its consolidated financial statements from their respective acquisition dates.

The following table summarizes the Company's preliminary purchase price allocations of assets acquired and liabilities assumed as of the acquisition dates for the nine months ended September 30, 2024, including the related estimated useful lives, where applicable:

	Amounts (in thousands)	Estimated Useful Lives (in years)
Net working capital	$2,915
Property, plant, and equipment	396	1 - 5
Intangible assets		6
Customer relationships	14,478	7
Developed technology	27,786	5 - 10
Tradename and other	1,305	10
Goodwill	42,870
Liabilities assumed	(10,482)
Total net assets acquired and liabilities assumed	$79,268

The valuations of assets acquired and liabilities assumed had not yet been finalized as of September 30, 2024, and finalization of the valuations during the measurement period could result in a change in the amounts recorded. The completion of the valuations will occur no later than one year from the acquisition dates as required by GAAP.

The amount of goodwill generated from these acquisitions is deductible for tax purposes.

4.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income available to common stockholders	$93,519	$104,021	$266,778	$299,185
Basic weighted-average shares outstanding	42,151	42,673	42,254	42,651
Dilutive effect of potential common stock equivalents	184	209	210	242
Diluted weighted-average shares outstanding	42,335	42,882	42,464	42,893
Net earnings per common share:
Basic	$2.22	$2.44	$6.31	$7.01
Diluted	$2.21	$2.43	$6.28	$6.98

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

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $4.7 million and $6.6 million for the three months ended September 30, 2024 and 2023, respectively, and $15.1 million and $17.8 million for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, the Company granted an aggregate of 161,054 RSUs and PSUs to the Company's employees, including officers at an estimated weighted-average fair value of $177.60 per share based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based, or time and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

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

As of September 30, 2024, the Company's aggregate unamortized stock compensation expense was approximately $29.5 million which is expected to be recognized in expense over a weighted-average period of 2.3 years.

6.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of September 30,		As of December 31,
(in thousands)	2024	2023	2023
Trade accounts receivable	$368,445	$360,233	$292,360
Allowance for doubtful accounts	(3,052)	(3,901)	(3,881)
Allowance for sales discounts and returns	(5,043)	(5,168)	(4,504)
	$360,350	$351,164	$283,975

7.    Inventories

The components of inventories are as follows:

	As of September 30,		As of December 31,
(in thousands)	2024	2023	2023
Raw materials	$195,077	$144,268	$167,177
In-process products	57,657	52,633	57,432
Finished products	330,646	307,545	326,966
	$583,380	$504,446	$551,575

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

As of September 30, 2024, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts, and EUR forward contract were $393.8 million, $412.8 million and $321.7 million, respectively.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the three and nine months ended September 30, 2024 and September 30, 2023.

The effects of fair value and cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the nine months ended September 30, were as follows:

	2024			2023
(in thousands)	Cost of sales	Interest income (expense), net and other finance costs	Other & foreign exchange loss, net	Cost of sales	Interest income (expense), net and other finance costs	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$916,551	$4,111	$352	$888,835	$18	$(1,471)
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—	9,303	—	—	11,409	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—	3,433	(4,900)	—	4,088	6,508
Forward contract
Amount of gain (loss) reclassified from OCI to earnings	(188)	—	—	60	—	—

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended September 30, 2024 and 2023 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2024	2023		2024	2023
Interest rate contracts	$(7,000)	$4,959	Interest expense	$3,067	$4,302
Cross currency contracts	(13,285)	12,156	Interest expense	898	1,483
Forward contracts	—	(122)	FX gain (loss)	(19,134)	11,753
			Cost of goods sold	—	(20)
Total	$(20,285)	$16,993		$(15,169)	$17,518

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the nine months ended September 30, 2024 and 2023 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2024	2023		2024	2023
Interest rate contracts	$2,173	$11,505	Interest expense	$9,303	$11,409
Cross currency contracts	3,048	4,137	Interest expense	3,433	4,088
Forward contracts	—	(535)	FX gain (loss)	(4,900)	6,508
			Cost of goods sold	(188)	60
Total	$5,221	$15,107		$7,648	$22,065

For the three months ending September 30, 2024 and September 30, 2023 losses on the net investment hedge of $8.8 million and $3.2 million were included in OCI, respectively. For the three months ending September 30, 2024 and September 30, 2023, excluded gains of $1.3 million and $1.3 million were reclassified from OCI to interest expense, respectively.

For the nine months ending September 30, 2024 and September 30, 2023 gains on the net investment hedge of $1.0 million and $1.1 million were included in OCI, respectively. For the nine months ending September 30, 2024 and September 30, 2023, excluded gains of $3.8 million and $3.8 million were reclassified from OCI to interest expense, respectively.

As of September 30, 2024, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheet were comprised of an asset of $14.2 million, of which $10.4 million is included in other current assets, and the balance of $3.8 million as other non-current assets, and of a non-current liability of $30.1 million included as deferred income tax and other long-term liabilities.

9.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of September 30,		As of December 31,
(in thousands)	2024	2023	2023
Land	$62,332	$50,995	$62,587
Buildings and site improvements	249,921	233,694	246,021
Leasehold improvements	10,899	7,690	7,782
Machinery and equipment	562,199	496,999	516,017
	885,351	789,378	832,407
Less: accumulated depreciation and amortization	(514,009)	(460,625)	(474,974)
	371,342	328,753	357,433
Capital projects in progress	124,480	53,755	61,179
Total	$495,822	$382,508	$418,612

10.    Goodwill and Intangible Assets, net

Goodwill by segment were as follows:

	As of September 30,		As of December 31,
(in thousands)	2024	2023	2023
North America	$144,369	$101,487	$101,558
Europe	405,257	380,699	399,693
Asia/Pacific	1,320	1,227	1,299
Total	$550,946	$483,413	$502,550

Definite-lived and indefinite-lived assets, net, by segment were as follows:

	As of September 30, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$107,561	$(37,131)	$70,430
Europe	389,148	(67,801)	321,347
Asia/Pacific	4,296	(556)	3,740
Total	$501,005	$(105,488)	$395,517

	As of September 30, 2023
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$64,189	$(32,876)	$31,313
Europe	369,827	(48,510)	321,317
Asia/Pacific	4,025	(205)	3,820
Total	$438,041	$(81,591)	$356,450

	As of December 31, 2023
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$64,190	$(33,740)	$30,450
Europe	384,432	(53,493)	330,939
Asia/Pacific	4,240	(290)	3,950
Total	$452,862	$(87,523)	$365,339

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $6.6 million and $5.9 million for the three months ended September 30, 2024 and 2023, respectively, and was $18.0 million and $17.5 million for the nine months ended September 30, 2024 and 2023, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 9.5 years.

Indefinite-lived intangible assets totaled $95.7 million, $90.4 million, and $94.2 million as of September 30, 2024, and 2023 and December 31, 2023, respectively.

At September 30, 2024, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining three months of 2024	$7,513
2025	29,204
2026	28,552
2027	28,369
2028	28,619
Thereafter	177,498
$299,755

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2024, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2023	$502,550	$365,339
Acquisitions[1]	42,870	43,372
Amortization	—	(17,965)
Foreign exchange	5,526	4,771
Balance at September 30, 2024	$550,946	$395,517

1 During the period ended September 30, 2024, the Company completed business acquisitions that resulted increases in goodwill and intangible assets, respectively. These amounts may change after the valuations are finalized.

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

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of September 30, 2024 and 2023 and December 31, 2023, Condensed Consolidated Statements of Earnings and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023:

	Condensed Consolidated Balance Sheets Line Item	September 30,		December 31,
(in thousands)		2024	2023	2023
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$87,097	$66,144	$68,792
Liabilities
Operating - current	Accrued expenses and other current liabilities	$18,094	$13,617	$14,954
Operating - noncurrent	Operating lease liabilities	70,496	53,808	55,324
Total operating lease liabilities		$88,590	$67,425	$70,278

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended September 30,
(in thousands)		2024	2023
Operating lease cost	General administrative expenses and cost of sales	$5,599	$4,434

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,559	$4,166
Operating right-of-use assets obtained in exchange for new lease liabilities	5,862	6,437

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2024:

(in thousands)	Operating Leases
Remaining three months of 2024	$5,741
2025	22,015
2026	18,613
2027	14,388
2028	12,501
2029	10,164
Thereafter	21,061
Total lease payments	104,483
Less: Present value discount	(15,893)
Total lease liabilities	$88,590

The following table summarizes the Company's operating lease terms and discount rates as of September 30, 2024 and 2023:

	2024	2023
Weighted-average remaining lease terms (in years)	6.5	5.9
Weighted-average discount rate	5.1%	4.8%

12.    Debt

As of September 30, 2024, the Company had $468.8 million, excluding deferred financing costs, outstanding under its Amended and Restated Credit Facility. The Company had outstanding balances of $566.3 million and $485.7 million under the Amended and Restated Credit Facility as of September 30, 2023, and December 31, 2023, respectively.

The following is a schedule, by years, of maturities for the remaining term loan facility as of September 30, 2024:

(in thousands)	Remaining Periods of Term Loan
Remaining three months of 2024	$5,625
2025	22,500
2026	22,500
2027	343,125
Total loan outstanding	$393,750

The $75.0 million outstanding under the revolving credit facility is due on March 31, 2027.

The Company was in compliance with its financial covenants under the Amended and Restated Credit Facility as of September 30, 2024.

Certain of the Company's domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders that is in addition to the Amended and Restated Credit Facility. As of September 30, 2024, all of the Company's credit facilities provide a total of $381.9 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

The Administrative & All Other line item primarily includes expenses such as self-insured workers compensation claims for employees, stock-based compensation for certain members of management, adjustments related to non-qualified deferred compensation plan, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net Sales
North America	$461,356	$456,820	$1,331,126	$1,328,615
Europe	121,170	119,043	370,985	371,074
Asia/Pacific	4,627	4,221	12,599	12,404
Total	$587,153	$580,084	$1,714,710	$1,712,093
Sales to Other Segments*
North America	$711	$1,064	$2,410	$3,756
Europe	1,032	1,327	3,695	4,399
Asia/Pacific	6,146	8,022	23,716	21,880
Total	$7,889	$10,413	$29,821	$30,035
Income (Loss) from Operations
North America	$123,253	$135,633	$354,212	$393,456
Europe	12,635	15,450	33,037	42,894
Asia/Pacific	260	477	(617)	718
Administrative and all other	(11,294)	(11,347)	(33,507)	(33,472)
Total	$124,854	$140,213	$353,125	$403,596

*    Sales to other segments are eliminated upon consolidation.

			As of
	As of September 30,		December 31,
(in thousands)	2024	2023	2023
Total Assets
North America	$2,013,641	$1,675,344	$1,745,341
Europe	751,419	687,992	716,396
Asia/Pacific	48,618	36,416	38,719
Administrative and all other	83,781	415,735	204,268
Total	$2,897,459	$2,815,487	$2,704,724

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other". Cash and cash equivalent balances in the “Administrative and all other” segment were $208.3 million, $465.3 million and $368.6 million, as of September 30, 2024 and 2023, and December 31, 2023, respectively. Also included in the total assets of "Administrative and all other" are intercompany borrowings due from the Europe segment. Included in the total assets of each segment are net intercompany borrowings due to and from the other segments.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential and commercial construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table illustrates the distribution of the Company’s net sales by product group as additional information for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Wood construction products	$494,379	$491,308	$1,450,972	$1,461,442
Concrete construction products	86,715	84,141	251,893	242,133
Other	6,059	4,635	11,845	8,518
Total	$587,153	$580,084	$1,714,710	$1,712,093

15.    Subsequent Events

Dividend Declared

On October 23, 2024, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.28 per share, estimated to be $11.7 million in total. The dividend will be payable on January 23, 2025, to the Company's stockholders of record on January 2, 2025.

Share Repurchase Authorization

On October 23, 2024, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2025 through December 31, 2025.

Share Repurchases

From October 1, 2024 to November 5, 2024, the Company repurchased an additional 275,906 shares of the Company’s common stock in the open market at an average price of $181.22 per share, for a total of $50.0 million. As a result, the Company completed purchase of all of $100.0 million of shares that were previously authorized.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are all statements other than those of historical fact and include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations for sales and market growth, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, our ongoing integration of FIXCO Invest S.A.S (“ETANCO”) and recently acquired companies, our strategic initiatives, including the impact of these initiatives on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include, the effects of inflation and labor and supply shortages on our operations the operations of our customers, suppliers and business partners, and our ongoing integration of ETANCO and those factors discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit facilities; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or our ability to pay dividends and to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

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

We have made progress towards our key growth initiatives since they were first announced in 2021. A number of recent examples include:

•The continued integration of ETANCO which has resulted in additional scale for our legacy European operations, as well as the opportunity to realize synergies in those operations;
•North America sales volume grew by 500 basis points ahead of U.S. housing starts over the trailing twelve months ending September 30, 2024;
•Acquisitions of a software company and a manufacturer of equipment used by component manufacturers as well as a manufacturer of pre-engineered structural support systems to expand our offering of solutions and potentially accelerate growth in the market;
•Formed a new relationship agreement with a large independent co-op serving more than 12,000 retail hardware stores, home centers, and pro lumber dealers, which led to significant conversions of our connectors, fasteners and anchor products;
•Recaptured a number of lumber dealers and a large Northwest pro-dealer in North America with the opportunity to expand the products lines;
•Developed a national relationship with a leading building products manufacturer in North America to provide connectors and fasteners for their offsite construction solutions;
•Rolled out 47 new products, globally, during the first three quarters of 2024; and
•Converted component manufacturers to using our truss software and purchasing our truss plate and connector solution sets, including a major component manufacture.

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

Non-GAAP Financial Measures

In addition to financial information prepared in accordance with GAAP, we use Adjusted EBITDA as a non-GAAP financial measure in evaluating the ongoing operating performance of our business. The Company defines adjusted EBITDA as net income (loss) before income taxes, adjusted to exclude depreciation and amortization, integration, acquisition and restructuring costs, non-qualified deferred compensation adjustments, goodwill impairment, gain on bargain purchase, net loss or gain on disposal of assets, interest income or expense, and foreign exchange and other expense (income). We use adjusted EBITDA to provide additional insight into the Company’s operating performance in light of the significant levels of growth investment we are continuing to make in our operations and the effect accelerated depreciation and acquisition and integration costs will have on our operating results. We believe this will also provide a better approximation of our cash flows compared to operating income. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Factors Affecting Our Results of Operations

The Company’s business, financial condition and results of operations depend in large part on the level of United States housing starts and residential construction activity. Overall housing starts decreased 1.6% over the trailing twelve months ending September, 30, 2024 compared to the trailing twelve months ending September 30, 2023. Lower housing starts in the United States could result in lower demand, which would affect the Company's sales and possibly operating profit.

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

Business Segment Information

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America net sales decreased slightly for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Our wood construction product net sales decreased 0.9% for the nine months ended September 30, 2024 compared to September 30, 2023. Our concrete construction product sales increased 5.9% over the same periods. We believe the United States 2024 housing starts market will be down relative to fiscal year 2023 housing starts. For the trailing twelve month period, housing starts have decreased compared to the prior twelve month period, while the Company's North America sales volumes increased over that same period. With the investments we have made and continue to make, we believe we will be able to continue to grow above the US housing starts market, one of our company ambitions.

Operating income decreased $39.2 million on lower gross profits as well as increased personnel costs (including engineering services), professional fees, and advertising and trade shows costs. Fiscal 2024 operating margins have and will include anticipated acquisition and integration related costs. North America 2024 results were impacted by economic headwinds but we believe in the long term potential given the on-going housing shortage.

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

Europe net sales decreased slightly for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to lower sales volumes and some regional price decreases, offset by the positive effect of $3.1 million in foreign currency translation, Wood construction product sales were flat for the nine months ended September 30, 2024 compared to September 30, 2023 and concrete construction product sales, which are mostly project based, decreased slightly over the same periods. Gross profit decreased $5.4 million primarily due to increased factory overhead, warehouse and freight costs, as a percentage of net sales. Operating income decreased $9.9 million on lower gross profits and higher operating expenses, partly offset by lower integration expenses. Fiscal 2024 operating margins will include anticipated acquisition and integration related costs estimated to range between $3.5 million to $4.0 million. We currently anticipate Europe 2024 results to be impacted by economic headwinds but also believe in the long term potential given Europe's on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

The Company updated its financial outlook for the full fiscal year ending December 31, 2024 based on three quarters of actual results, and its latest expectations regarding demand trends, raw material costs and operating expenses as follows:

◦Operating margin is estimated to be in the range of 19.0% to 19.5%, including approximately $85.0 million in depreciation and amortization expense.

◦The effective tax rate is estimated to be in the range of 25.3% to 25.8%, including both federal and state income tax rates as well as international income tax rates, and assuming no tax law changes are enacted.

◦Capital expenditures are estimated to range between $175.0 and $185.0 million, which includes $90.0 to $100.0 million for the Columbus, Ohio facility expansion and the new Gallatin, Tennessee fastener facility construction with the remaining spend carrying over into 2025.

Results of Operations for the Three Months Ended September 30, 2024, Compared with the Three Months Ended September 30, 2023

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended September 30, 2024, against the results of operations for the three months ended September 30, 2023. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended September 30, 2023 and the three months ended September 30, 2024.

Third Quarter 2024 Consolidated Financial Highlights

The following table shows the changes in the Company's results of operations from the three months ended September 30, 2023 to the three months ended September 30, 2024, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2023	America	Europe	Pacific	All Other	2024
Net sales	$580,084	$4,536	$2,127	$406	$—	$587,153
Cost of sales	297,167	12,818	2,915	558	(1,362)	312,096
Gross profit	282,917	(8,282)	(788)	(152)	1,362	275,057
Research and development and other engineering expense	24,751	(1,637)	267	297	—	23,678
Selling expense	52,391	1,724	355	120	—	54,590
General and administrative expense	64,793	3,996	1,766	(352)	401	70,604
Total operating expenses	141,935	4,083	2,388	65	401	148,872
Acquisition and integration related costs	785	—	(336)	—	907	1,356
Net gain on disposal of assets	(16)	15	(24)	—	—	(25)
Income from operations	140,213	(12,380)	(2,816)	(217)	54	124,854
Interest income (expense), net and other	1,292	(1,641)	196	14	1,807	1,668
Other & foreign exchange gain (loss), net	(1,429)	(17,968)	(2,276)	(41)	21,685	(29)
Income before income taxes	140,076	(31,989)	(4,896)	(244)	23,546	126,493
Provision for income taxes	36,055	(7,354)	(380)	(40)	4,693	32,974
Net income	$104,021	$(24,635)	$(4,516)	$(204)	$18,853	$93,519

Net sales increased 1.2% to $587.2 million from $580.1 million due to a favorable sales mix and incremental sales from the Company's 2024 acquisitions. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84.2% and 84.7% of the Company's total sales in the third quarters of 2024 and 2023, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14.8% and 14.5% of the Company's total sales in the third quarters of 2024 and 2023, respectively.

Gross profit decreased 2.8% to $275.1 million from $282.9 million primarily due to changes in product mix and higher factory overhead and labor costs. As a result, consolidated gross margins were 46.8% compared to 48.8% last year. From a product perspective, gross margin decreased to 46.3% from 48.6% for wood construction products and increased to 49.8% from 47.9% for concrete construction products, respectively.

Research and development and engineering expense decreased 4.3% to $23.7 million from $24.8 million, primarily due to decreases of $1.5 million in professional fees and $1.3 million in variable incentive compensation costs, partially offset by an increase of $1.1 million in personnel costs.

Selling expense increased 4.2% to $54.6 million from $52.4 million, primarily due to increases of $3.8 million in personnel costs and $1.3 million in advertising and tradeshow costs, offset by decreases of $2.9 million of variable incentive compensation costs and $0.5 million in travel related costs.

General and administrative expense increased 9.3% to $70.6 million from $64.8 million, primarily due to increases of $4.7 million in personnel costs, $4.6 million in professional fees, and $2.6 million in computer software and hardware costs, partially offset by decreases of $4.6 million of variable incentive compensation costs.

Our effective income tax rate increased to 26.1% from 25.7%.

Consolidated net income was $93.5 million compared to $104.0 million, primarily due to lower gross profits and higher operating expenses, as noted above. Diluted earnings per share was $2.21 compared to $2.43.

Adjusted EBITDA1 of $148.2 million decreased 6.7% compared to $158.8 million, primarily due to lower gross profits and higher operating expenses, as noted above.

Net sales

The following table shows net sales by segment for the three months ended September 30, 2024 and 2023, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
September 30, 2023	$456,820	$119,043	$4,221	$580,084
September 30, 2024	461,356	121,170	4,627	587,153
Increase	$4,536	$2,127	$406	$7,069
Percentage increase	1.0%	1.8%	9.6%	1.2%

The following table shows segment net sales as percentages of total net sales for the three months ended September 30, 2024 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2023 net sales	79%	20%	1%	100%
Percentage of total 2024 net sales	78%	21%	1%	100%

Gross profit

The following table shows gross profit (loss) by segment for the three months ended September 30, 2024 and 2023, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
September 30, 2023	$236,451	$45,115	$1,771	$(420)	$282,917
September 30, 2024	228,169	44,327	1,619	942	275,057
Increase (decrease)	$(8,282)	$(788)	$(152)	$1,362	$(7,860)
Percentage decrease	(3.5)%	(1.7)%	*	*	(2.8)%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended September 30, 2024 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2023 gross margin percentage	51.8%	37.9%	42.0%	*	48.8%
2024 gross margin percentage	49.5%	36.6%	35.0%	*	46.8%

* The statistic is not meaningful or material.

North America

•Net sales increased 1.0%, primarily due to increase in sales prices resulting from a favorable sales mix on relatively flat sales volumes and incremental sales from the Company's 2024 acquisitions.

•Gross margin decreased to 49.5% from 51.8%, primarily due to higher labor, factory overhead, warehouse and freight costs as percentages of net sales, partially offset by efficiency gains.

•Research, development and engineering expense decreased 7.1%, primarily due to decreases of $1.5 million in professional fees and $1.3 million of variable incentive compensation costs.

•Selling expense increased 4.3%, primarily due to increases of $3.4 million in personnel costs and $1.1 million in advertising and trade shows, partially offset by a decrease of $2.9 million in variable incentive compensation costs.

•General and administrative expense increased 10.6%, primarily due to increases of $3.7 million in professional fees, $2.4 million in personnel costs, partially offset by decreases of $2.3 million in variable incentive compensation costs and personnel costs as well as an increase of $1.2 million in computer and software costs, net of amounts capitalized.

•Income from operations decreased by $12.4 million due to lower gross profit and higher operating expenses as noted above.

Europe

•Net sales increased 1.8%, primarily due to increased sales volumes, partly offset by price decreases in some regions as well as the positive effect of $1.5 million in foreign currency translations.

•Gross margin decreased to 36.6% from 37.9%, primarily due to higher labor, factory and overhead, and warehouse and freight costs, partly offset by lower material costs, as a percentages of net sales.

•Income from operations decreased by $2.8 million to $12.6 million from $15.5 million due to lower gross margins and higher personnel costs, partially offset by lower variable incentive compensation costs.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended September 30, 2024 and 2023.

Results of Operations for the Nine Months Ended September 30, 2024, Compared with the Nine Months Ended September 30, 2023

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the nine months ended September 30, 2024, against the results of operations for the nine months ended September 30, 2023. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the nine months ended September 30, 2023 and the nine months ended September 30, 2024.

Year-to-Date (9-month) 2024 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the nine months ended September 30, 2024, from the nine months ended September 30, 2023, and the increases or decreases for each category by segment:

	Nine Months Ended	Increase (Decrease) in Operating Segment				Nine Months Ended
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2023	America	Europe	Pacific	All Other	2024
Net sales	$1,712,093	$2,511	$(89)	$195	$—	$1,714,710
Cost of sales	888,835	22,442	5,361	929	(1,016)	916,551
Gross profit	823,258	(19,931)	(5,450)	(734)	1,016	798,159
Research and development and other engineering expense	67,035	(44)	905	407	—	68,303
Selling expense	151,497	12,264	884	362	—	165,007
General and administrative expense	197,267	7,293	3,609	(158)	(830)	207,181
Total operating expenses	415,799	19,513	5,398	611	(830)	440,491
Acquisition and integration related costs	4,086	—	(964)	—	1,870	4,992
Net gain (loss) on disposal of assets	(223)	(201)	(26)	(10)	—	(460)
Income from operations	403,596	(39,243)	(9,858)	(1,335)	(24)	353,136
Interest income (expense), net and other	18	(1,261)	495	(292)	5,151	4,111
Other & foreign exchange gain (loss), net	(1,471)	(2,672)	(885)	249	5,131	352
Income (Loss) before income taxes	402,143	(43,176)	(10,248)	(1,378)	10,258	357,599
Provision for income taxes	102,958	(12,996)	(905)	(280)	2,044	90,821
Net income	$299,185	$(30,180)	$(9,343)	$(1,098)	$8,214	$266,778

Net sales increased 0.2% to $1,714.7 million from $1,712.1 million due to higher sales volumes and a favorable average pricing mix of product sold. Wood construction product sales represented 84.6% and 85.4% of the Company's total sales in the first nine months of 2024 and 2023. Concrete construction product sales represented 14.7% and 14.1% of the Company's total sales in the first nine months of 2024 and 2023.

Gross profit decreased 3.0% to $798.2 million from $823.3 million. Gross margins decreased to 46.5% from 48.1%. The decrease is due to higher factory and tooling and warehouse costs for the Company overall. Gross margins decreased to 46.3% from 48.1% for wood construction products and increased to 48.0% from 47.0% for concrete construction products.

Research and development and engineering expense increased 1.9% to $68.3 million from $67.0 million primarily due to increases of $3.4 million in personnel costs, $1.3 million in depreciation and amortization expense, and $0.9 million in professional fees, partially offset by a decrease of $2.5 million in variable incentive compensation costs.

Selling expense increased to $165.0 million from $151.5 million, primarily due to increases of $12.5 million in personnel costs, $3.5 million in advertising costs, and $1.6 million in computer and software costs, net of amount capitalized, partially offset by a decrease of $5.5 million of variable incentive compensation costs.

General and administrative expense increased to $207.2 million from $197.3 million, primarily due to increases of $10.0 million in personnel costs, $6.2 million in professional fees, $1.3 million in computer and software costs net of amount capitalized, partially offset by a decrease of $9.3 million of variable incentive compensation costs.

Our effective income tax rate decreased to 25.4% from 25.6%.

Consolidated net income was $266.8 million compared to $299.2 million primarily due to lower gross profits and higher operating expenses, as noted above. Diluted earnings per share was $6.28 compared to $6.98.

Adjusted EBITDA1 of $418.1 million decreased 9.4% compared to $461.4 million primarily due to lower gross profits and higher operating expenses.

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2023 and 2024:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Nine Months Ended
September 30, 2023	$1,328,615	$371,074	$12,404	$1,712,093
September 30, 2024	1,331,126	370,985	12,599	1,714,710
Increase (decrease)	$2,511	$(89)	$195	$2,617
Percentage increase	0.2%	—%	1.6%	0.2%

The following table represents segment sales as percentages of total net sales for the nine-month periods ended September 30, 2023 and 2024, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2023 net sales	78%	22%	—%	100%
Percentage of total 2024 net sales	78%	22%	—%	100%

Gross profit

The following table represents gross profit (loss) by segment for the nine-month periods ended September 30, 2023 and 2024:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine Months Ended
September 30, 2023	$680,218	$139,538	$4,515	$(1,013)	$823,258
September 30, 2024	660,287	134,088	3,781	3	798,159
Increase (decrease)	$(19,931)	$(5,450)	$(734)	$1,016	$(25,099)
Percentage decrease	(2.9)%	(3.9)%	*	*	(3.0)%

* The statistic is not meaningful or material

The following table represents gross margin by segment for the nine-month periods ended September 30, 2023 and 2024:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2023 gross margin percentage	51.2%	37.6%	36.4%	*	48.1%
2024 gross margin percentage	49.6%	36.1%	30.0%	*	46.5%

* The statistic is not meaningful or material.

North America

•Net sales increased 0.2%, primarily due to higher average sales prices resulting from a favorable sales mix on a relatively flat sales volumes and incremental sales from the Company's 2024 acquisitions, partially offset by increases in rebates from a change in customer mix.

•Gross margin decreased to 49.6% from 51.2%, due to higher factory and tooling as well as warehouse and freight costs, offset by lower raw material costs, as a percentages of net sales.

•Research and development and engineering expense decreased 0.1%, primarily due to a decrease of $2.5 million in variable incentive compensation costs, partially offset by increases of $1.1 million in depreciation and amortization, $0.7 million in professional fees, and $0.6 million in personnel costs.

•Selling expense increased 10.9%, primarily due to increases of $12.4 million in personnel costs, $2.8 million in advertising and trade shows expenses and $1.6 million in computer and software expense net of amounts capitalized, partially offset by a decrease of $5.6 million in variable incentive compensation costs.

•General and administrative expense increased 6.4%, primarily due to increases of $5.5 million in personnel costs and $3.2 million in professional fees, partially offset by a decrease of $4.0 million in variable incentive compensation costs.

•Income from operations decreased $39.2 million, due to lower gross profit and higher operating expenses as noted above.

Europe

•Net sales were relatively flat, due to the positive effect of $3.1 million in foreign currency translation, partly offset by lower sales volumes and some regional price decreases.

•Gross margin decreased to 36.1% from 37.6%, primarily due to increased factory and tooling, labor and warehouse costs, partly offset by lower material costs, as percentages of net sales.

•General and administrative expense increased 7.2%, primarily due to an increase of $3.3 million in personnel costs.

•Income from operations decreased $9.9 million, primarily due to lower gross profit and higher operating expenses as noted above.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the nine months ended September 30, 2024 and 2023.

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

On March 30, 2022, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $450.0 million, which includes a letter of credit sub-facility up to $50.0 million and for a 5-year term loan facility of $450.0 million. As of September 30, 2024, the Company had borrowings of $75.0 million under the revolving credit facility and $393.8 million under the term loan facility, and has $375.0 million available to borrow under the revolving credit facility.

As of September 30, 2024, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions including $118.3 million that are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table shows selected financial information as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively:

	As of September 30,	As of December 31,	As of September 30,
(in thousands)	2024	2023	2023

Cash and cash equivalents	$339,427	$429,822	$571,006
Property, plant and equipment, net	495,822	418,612	382,508
Equity investment, goodwill and intangible assets	962,502	883,079	854,154
Working capital excluding cash and cash equivalents	617,388	521,362	479,624

The following table presents the significant categories of cash flows was used or provided during the nine-month periods ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$222,365	$398,177
Investing activities	(202,115)	(66,554)
Financing activities	(111,032)	(58,175)

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

During the nine months ended September 30, 2024, operating activities provided $222.4 million in cash, as a result of $266.8 million from net income plus $75.6 million non-cash expenses such as depreciation and amortization and stock-based compensation. This amount was partly offset by $120.0 million used for the net change in operating assets and liabilities. The net change in operating assets and liabilities included increases of $73.5 million in trade accounts receivable and $28.1 million in inventory.

Cash used in investing activities of $202.1 million during the nine months ended September 30, 2024 was primarily used for facility expansion projects, and machinery and equipment purchases as well as the acquisitions of Calculated Structured Designs, Inc., Monet DeSauw Inc. and certain properties of Callaway Properties, LLC and QuickFrames USA, LLC. Due to updated forecasts on the timing of the spend and subject to future events and circumstances, capital expenditures are estimated to range between $175.0 million and $185.0 million for 2024 including the expected spend of $90.0 million to $100.0 million on our previously announced Columbus, Ohio facility expansion and the construction of a new Gallatin, Tennessee facility, with the remaining spend estimated to range between $65.0 million and $75.0 million carrying over to 2025. The remaining capital expenditures will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs, as well as investments for adjacencies and key growth initiatives.

Cash used in financing activities of $111.0 million during the nine months ended September 30, 2024 consisted primarily of $50.0 million in stock repurchases, $34.7 million used to pay dividends to our stockholders and $20.1 million used for debt repayment.

On October 23, 2024, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.28 per share payable on January 23, 2025, to the Company's stockholders of record on January 2, 2025, and authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2025 through December 31, 2025.

From October 1, 2024 to November 5, 2024, the Company purchased 275,906 shares of the Company's common stock at an average price of $181.22 per share, for a total of $50.0 million.

Since the beginning of 2021 through November 5, 2024, we have returned $418.4 million to stockholders, which represents 47.5% of our free cash flow from operations during the same period, and over the same period the Company has repurchased over 1.9 million shares of the Company's common stock, which represents approximately 4.5% of the outstanding shares of the Company's common stock at the start of 2021.

Reconciliation of Non-GAAP Financial Measures
(In thousands) (Unaudited)

A reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$93,519	$104,021	$266,778	$299,185

Provision for income taxes	32,974	36,055	90,821	102,958
Interest (income) expense, net and other financing costs	(1,668)	(1,292)	(4,111)	(18)
Depreciation and amortization	21,276	18,180	59,835	54,224
Other*	2,113	1,828	4,735	5,026
Adjusted EBITDA	$148,214	$158,792	$418,058	$461,375

*Other: Includes acquisition, integration, restructuring related expenses, non-qualified deferred compensation plan adjustments, other & foreign exchange loss net, and net loss or gain on disposal of assets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

We may manage our exposure to transactional exposures by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2022 and 2023, we entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan during 2023. For the nine months ended September 30, 2024, we have not entered into foreign currency contracts.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of September 30, 2024, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $468.8 million. The variable interest rates on the Amended and Restated Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have an interest rate swap agreement converting the variable interest rate on the balances outstanding under our Amended and Restated Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 8, "Derivatives and Hedging Instruments", for further information on our interest rate swap contracts in effect as of September 30, 2024.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost started to stabilize by the end of 2023 and continue to be stable through the first nine months of 2024. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act of 1934. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company currently is not a party to any legal proceedings which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of the various legal proceedings and other matters we are currently involved in, which could materially impact our financial condition, cash flows or results of operations. Refer to Note 13, “Commitments and Contingencies,” to the accompanying unaudited interim consolidated financial statements for a discussion of recent developments related to certain of the legal proceedings in which we are involved.

Item 1A. Risk Factors.

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the third quarter of 2024.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs [2] (in thousands)
July 1 - July 31, 2024	—	$—	—	$50,000
August 1 - August 31, 2024	36	175.43	—	$50,000
September 1 - September 30, 2024	—	—	—	$50,000
Total	36
[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the third quarter of 2024.

[2] On October 19, 2023, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2024 through December 31, 2024. From October 1, 2024 to November 5, 2024, the Company purchased 275,906 shares of the Company's common stock at an average price of $181.22 per share, for a total of $50.0 million.

On October 23, 2024, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2025 through December 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 8, 2024	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)