Form 10-K
period 2024-12-31
Simpson Manufacturing Co., Inc.
filed 2025-03-03
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

    The aggregate market value of the shares of common stock, par value $0.01 per share, which is the only outstanding class of voting and non-voting equity, held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2024) was approximately $7,105,664,832.

    As of February 24, 2025, 41,974,436 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2025 annual meeting of stockholders (the "2025 Annual Meeting") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the registrant's fiscal year ended December 31, 2024.

SIMPSON MANUFACTURING CO., INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

In this filing we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended "the "Exchange Act"). Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are all statements other than those of historical fact and include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales and market growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, our ongoing integration of recently acquired companies, our strategic initiatives, including the impact of these initiatives on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include, the effect of global pandemics such as the COVID 19 pandemic or other widespread public health crises and their effects on the global economy, the effects of inflation and labor, and supply shortages on our operations, the operations of our customers, suppliers and business partners, and our ongoing integration of recently acquired companies and those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

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

PART I

Item 1. Business.

Company Background

Simpson Manufacturing Co., Inc. ("Simpson," the "Company," "we," "us," or "our,") through its subsidiaries, including, Simpson Strong-Tie Company Inc. ("SST"), designs, engineers and is a leading manufacturer of structural solutions for wood, concrete, and steel connections. These solutions help customers design and build safer and stronger structures. The Company is relentlessly focused on providing customers with best in-class field support, technical expertise, digital tools, and training. Our research, rigorous testing, and focus on innovation enable us to design cost-effective, high-performing, and easy-to-install solutions for a multitude of applications in wood, steel, and concrete structures. Our products for wood construction are used in light-frame building applications and include connectors, truss plates, screw fastening systems, fasteners and pre-fabricated lateral-force resisting systems. Our products for concrete construction are used in concrete, masonry and steel building applications and include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools, fiber reinforced materials, and other repair products used for protecting and strengthening structures. The Company markets its products to the residential construction, light industrial, commercial construction, original equipment manufacturer ("OEM"), component manufacturers and national retail markets domestically in North America, primarily in the United States, and internationally, predominantly in Europe. Our European operations includes our subsidiary FIXCO, Invest S.A.S. (together with its subsidiaries, “ETANCO”), which we acquired in 2022 to expand our product portfolio to include commercial building envelope solutions. ETANCO is a leading designer, manufacturer and distributor of fixing and fastening solutions for the European building and construction market. ETANCO's primary product applications directly align with the addressable markets in which the Company operates, expands our portfolio of solutions, including mechanical anchors, fasteners and commercial building envelope solutions, and significantly increase our market presence across Europe. Simpson also provides engineering services to support and enhance products and their specification while growing its offering of digital tools and design, planning and estimating software to facilitate the specification, selection and use of our products. The Company has continuously manufactured structural connectors since 1956 and believes that it benefits from the strong name recognition of the Simpson Strong-Tie® brand in residential, light industrial, and commercial markets.

Sales

The Company attracts and retains customers by designing, manufacturing and selling high quality, high-performing products that are cost effective and easy for our customers to install. The Company manufactures and warehouses its products in geographic proximity to its markets to help ensure availability and facilitate timely delivery to customers, which enables us to promptly respond to customer requests for specially designed products and services. The Company maintains levels of inventory intended to operate with minimum backlog and fill most customer orders within 24-48 hours. High levels of manufacturing automation and flexibility allow the Company to maintain its high-quality standards while continuing to provide prompt delivery to meet our customers' needs.

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
•A deep commitment to trades education and partnering with organizations that provide training and career opportunities to attract more people to the construction industry and alleviate labor shortages; and
•Expanding our solutions and offerings to our end-market customers in the residential, commercial, OEM, component manufacturer, and national retail areas.

Products and Services

Historically, the Company’s product lines have encompassed connectors, anchors, fasteners, lateral-force resisting systems, and truss plates, as well as repair and strengthening product lines for the industrial and transportation markets. See “Item 7 —

Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 19 — Segment Information” to the Company’s consolidated financial statements for financial information regarding revenues by product category. The Company has established a presence in Europe through acquisition of companies with existing customer bases and through servicing U.S.-based customers operating in Europe. The Company also distributes connector, anchor, and adhesive products in Canada, Mexico, Chile, Australia, and New Zealand. Additionally, with the acquisition of ETANCO, the Company expanded its product portfolio to include commercial building envelope solutions and significantly increased its market presence across Europe.

Many of the Company’s products are code-listed and approved by building code evaluation agencies. To achieve these approvals, the Company conducts extensive product testing, which is witnessed and certified by independent testing laboratories. These tests also provide the basis of load ratings for the Company’s structural products. This test and load information is used by architects, engineers, contractors, building officials, and homeowners in selecting our products and comparing them to those of competitors, and is useful across all applications of the Company’s products, ranging from the wood deck constructed by a homeowner to a multi-story steel structure designed by an architect or engineer.

Structural Products for Wood Construction. The Company produces and markets over 15,000 standard and custom products for wood construction applications. These products are used primarily to strengthen, support and connect wood applications in residential and commercial construction and do-it-yourself (“DIY”) projects. The Company’s wood construction products contribute to structural integrity and resistance to seismic, wind and gravitational forces. As described below, the Company’s wood construction products include:

•Connectors - Connectors are prefabricated metal products designed to join wood, concrete, masonry or steel together and are essential for tying wood construction elements together and create safer and stronger buildings. Included in this category are connectors, holddowns, and truss connector plates.
•Fasteners - The fastening line includes variety of nails, screws and staples, which are complemented by the Company's multiple screw fastening systems, which are used exclusively in numerous applications such as building envelope applications, decking, subfloors, drywall and roofing; and
•Lateral-Force Resisting Systems - Lateral-force resisting systems are assemblies used to resist earthquake or wind forces and include pre-fabricated steel and wood shearwalls, Anchor Tiedown Systems (ATS), and Yield-Link connections for steel moment and braced frames.

Structural Products for Concrete Construction. The Company produces and markets over 3,000 standard and custom products for concrete construction applications. These products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to anchor, protect and strengthen concrete, brick and masonry applications in industrial, infrastructure, residential, commercial and DIY projects. The Company’s product solutions for concrete construction applications contribute to structural integrity and resistance to seismic, wind and gravitational forces. These products are sold in all segments of the Company. As described below, the Company’s concrete construction products include:

•Anchor Products - Anchor products include adhesives, mechanical anchors, carbide drill bits, and powder-actuated pins and tools used for numerous applications of anchoring or attaching elements onto concrete, brick, masonry and steel; and
•Repair, Protection and Strengthening Products - Concrete construction repair, protection and strengthening products include grouts, coatings, sealers, mortars, fiberglass and fiber-reinforced polymer systems and asphalt products.

Engineering and Design Services. The Company’s engineers not only design and test products, but also provide customers with engineering support for a number of products manufactured and sold by the Company. This support might range from the discussion of a load value in a catalog to testing the suitability of an existing product in a unique application. For the truss product line, the Company’s engineers review the output of the Company’s software to assist customers in ensuring that trusses are properly designed and specified, and in some instances seal design diagrams. Generally, in connection with any engineering services the Company provides, the Company’s engineers serve as a point of reference and support for the customer’s engineers and other design and construction professionals, who ultimately determine and are responsible for the engineering approach and design loads for any project.

The growth of the Company’s business as well as many of its current growth initiatives have been and are currently facilitated by its current technology and software solutions, as well as its ongoing digital development initiatives. The Company has an ever-growing suite of advanced technology tools, including software, to improve operational efficiencies in the building industry. The Company’s early software solutions started by supporting engineers and designers with product selection and specification applications as well as estimating solutions for builders and retailers. The Company strategically expanded its software offerings to enhance collaboration with building industry partners in an effort to streamline workflows, reduce labor time and costs, improve accuracy, support scalability, and increase its profitability. The Company has grown its software solutions to support the growth of many customer groups, such as component manufacturers, builders and lumber yards. The Company has also introduced software applications for the DIY and repair and remodel markets. Whether focusing on residential, commercial, or outdoor structures, the Company’s technology and digital solutions are designed to solve challenges, simplify tasks and provide cost-effective product and design recommendations that ultimately enhance customer efficiency and business success. The Company’s customer-facing software and other technology solutions are anticipated to expand over time to address the growing needs of its end-markets to become a larger portion of the Company’s overall value-added offerings.

Distribution Channels and Markets

The Company seeks to expand existing and identify new distributions channels in the markets it serves and expand into new adjacent markets. Presently, the Company primarily serves in three geographic markets, which are also its operating segments, consisting of the North America, Europe and Asia/Pacific segments. The North America segment includes operations primarily in the U.S. and Canada. The Europe segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Switzerland, Portugal, Poland, The Netherlands, Belgium, Spain, Sweden, Norway, and Italy. The Asia/Pacific segment includes operations primarily in Australia, New Zealand, China, Taiwan, and Vietnam. These segments are similar in several ways, including similarities in the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications.

The Company sells its products through multiple channels, including the following:

•Dealers. The Company intends to increase penetration of the residential market by expanding to markets in which it sells products directly to lumber dealers and cooperatives. The Company's sales force maintains ongoing contact with these customers and supports the inventory levels, resets, and displays.
•Home Centers. The Company intends to increase penetration of the DIY and contractor customer markets by continuing to expand its product offerings through home centers. The Company’s sales force maintains ongoing contact with home centers to work with them in a broad range of areas, including inventory levels, retail display maintenance and product knowledge training. The Company’s strategy is to ensure that the home center retail stores are fully stocked with adequate supplies of the Company’s products carried by those stores. The Company has further developed extensive bar coding and merchandising aids and has devoted a portion of its research and development efforts to DIY products. The Company’s sales to home centers increased year-over-year in 2024, 2023 and 2022.
•Wood Component Manufacturers. The Company works directly with wood component manufacturer customers. The Company continues to develop its software solutions, equipment offerings, and provide better technology solutions increasing its truss connector plate sales as well as other Simpson Strong-Tie core products sales within the component industry.
•OEM Relationships. The Company works closely with manufacturers of engineered wood, composite laminated timber and OEMs for off-site construction to develop and expand the application and sales of its engineered wood connector, fastener, anchor, and truss products. The Company has relationships with many of the leaders in these industries. The Company also intends to expand opportunities with other OEMs where its products complement their offerings.
•Distributors. The Company regularly evaluates its distribution coverage and the service level provided by its distributors, and from time to time implement changes. The Company evaluates distributors' product mix and conducts promotion to encourage them to add the Company's products that complement the mix of their product offerings in their markets.
•Contractors. In some markets, the Company sells to a wide range of end customers (contractors) mainly through direct sales.

New Products

In order to innovate, advance and diversify our product offerings, the Company commits substantial resources to new product development. The majority of our products have been developed through its internal research and development team. The Company believes it is the only U.S. manufacturer with the capability to internally test multi-story wall systems, thus enabling full scale testing rather than analysis alone to prove system performance. The Company’s engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials, builders and customers in the new product development process.

The Company’s product research and development is based largely on products or solutions that are identified within the Company, feedback or requests from customers for new or specialty products or in connection with the Company’s strategic initiatives to expand into new markets and/or develop new product lines. The Company’s strategy is to develop new products on a proprietary basis, to seek patents when appropriate, and to rely on trade secret protection for others. Depending on availability and circumstances, the Company will acquire products or solutions meeting our strategic initiatives.

Since at least 2006, the Company generally develops 45 to 70 new products each year. In 2024, through our research and development efforts, the Company developed over 65 new products expanding its product offerings by adding:

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

The Company provides expertise and resources to offer software solutions and services to builders and lumber building material dealers, and supports efforts to further develop integrated software component solutions for the building industry. The Company also continues to focus on the development of truss software for the design, modeling, and truss plate selection for its integrated component manufacturing customers.

Competition

Simpson is a category creator in the building products space. Its mission is to deliver innovative solutions that help people design and build safer, stronger structures. The Company’s products improve the performance and integrity of the structures they are installed in, helping to make those structures more resilient and sustainable, and often helping to save lives in times of natural disasters and catastrophes.

Currently, in the U.S. 26 of the top 30 builders (based on number of housing starts per year) are engaged in our builder program.

The Company encounters a variety of competitors that vary by product line, end market, and geographic area. The Company's competitors include many regional or specialized companies, as well as large U.S. and non-U.S. companies or divisions of large companies. While we do not believe that any single company competes with us across all of our product lines and distribution channels, certain companies compete in one or more product categories and/or distribution channels.

Since 1956, through the Simpson Strong-Tie® brand, the Company has led the industry in the wood connectors products space and a growing presence in both the concrete and fastener markets in the U.S. and Europe. The Company has successfully increased its market share over the years through:
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

The Company believes these value-added services are competitive differentiators and provides the Company with a competitive advantage, helping it to achieve industry-leading margins, strong brand recognition and a trusted reputation. The Company also provides engineering services in support of some of our products and increasingly offer design and other software that facilitates the specification, selection and use of our products. The Company is also investing in software technology, such as 3D visualization software tools, truss design and specification software, Artificial Intelligence ("AI"), and construction-related software, in order to drive increased specification and use of our building material products with engineers, truss component manufacturers, builders, lumber dealers, and homeowners as well as to support our customers with additional solutions and services.

In an effort to help mitigate exposure to the cyclicality of the U.S. housing market as well as to respond to the needs of our customers, the Company has made investments over the years in adjacent products such as anchors, fasteners, and software solutions and expanded operations internationally into Europe. As a result, the Company is less dependent on U.S. housing starts, though they are still a leading indicator for a significant portion of the business.

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

The Company purchases steel at market prices, which fluctuate as a result of supply and demand driven by prevailing economic conditions in the marketplace. The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control including geopolitical and macroeconomic factors, supply constraints and supply chain disruptions, foreign currency fluctuations, import tariffs and duties, and unsettled international trade disputes. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, steel mills may impose surcharges for zinc, energy and freight in response to their rising costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials. However, the Company may purchase and carry more steel or other raw materials in inventory to meet projected sales demand in a tight raw materials market.

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

The Company has U.S. and foreign patents, the majority of which cover products that the Company currently manufactures and markets. These patents, and applications for new and continuation patents, cover various design aspects of the Company’s products, as well as processes used in their manufacture. The Company continues to develop new potentially patentable products, product enhancements and product designs as well as acquire patented products. The Company also seeks continuation patents for all pending patents, and it is dedicated to securing patents for any new developments. Although the Company does not have plans to apply for additional foreign patents covering existing products, the Company is committed to pursuing intellectual property protection for patentable enhancements as appropriate. The Company has developed an international patent program to protect any innovative new product that it may develop, ensuring its competitive advantage is safeguarded. In addition to seeking patent protection, the Company relies on unpatented proprietary technology to maintain its competitive position. See “Item 1A — Risk Factors.”

While the Company believes its intellectual property portfolio is important to its business operations and in the aggregate constitutes a valuable asset, no single patent, trademark, license or other intellectual property, or group of such intellectual property, is critical to the success of the business or any segment.

Seasonality and Cyclicality

Although the Company’s sales have been seasonal and cyclical, with operating results varying from quarter to quarter, as a result of our European operations, primarily ETANCO, overall sales are becoming less seasonal. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as the Company's customers tend to purchase construction materials in the late spring and summer months for the construction season. Additionally, weather conditions, such as extended cold or wet weather, affecting and sometimes delaying installation of some of its products, would negatively affect the Company's results of operations. Operating results vary from quarter to quarter and with economic cycles. Although the Company’s sales are also dependent, to a degree, on the U.S. residential home construction industry, the North America Segment accounted for approximately 77.8% of our net sales for the fiscal year ended December 31, 2024. As noted above, the same efforts to mitigate the Company's reliance on housing starts have also softened the effects of seasons and adverse weather on the Company's quarterly results. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital Resources

Successful execution of the Company's strategy is largely dependent on attracting, developing and retaining key employees and leaders. The skills, experience, industry knowledge, and contributions of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal programs, processes and technologies to increase employee engagement, productivity, and efficiency and provide the opportunities, skills, and resources they need to be successful.

As of December 31, 2024, our employees, including those employed by consolidated subsidiaries, by region were approximately:

Asia Pacific	797
Europe	1,536
Americas	3,539
5,872

Inclusion and Belonging

Our commitment to inclusion and belonging starts at the top with a highly skilled and diverse board. We strive to have employees representing different genders, ages, ethnicities and abilities by implementing thoughtful, customized solutions and programs.

As of December 31, 2024, we had the following global gender demographics:

	Women	Men	Not Disclosed
All employees	22.0%	70.0%	8.0%
Individual Contributors	23.0%	68.0%	9.0%
Middle Management	20.0%	75.0%	5.0%
Senior Leadership	16.0%	84.0%	—%

As of December 31, 2024, our U.S. employees had the following race and ethnicity demographics:

	All U.S. Employees	Individual Contributors	Middle Management	Senior Leadership
American Indian or Alaska Native	1.0%	1.0%	—%	—%
Asian	10.0%	10.0%	8.0%	14.0%
Black or African American	9.0%	10.0%	4.0%	3.0%
Hispanic or Latino	19.0%	21.0%	9.0%	—%
Native Hawaiian or Other Pacific Islander	1.0%	1.0%	—%	—%
Two or More Races	2.0%	2.0%	2.0%	—%
White	52.0%	48.0%	73.0%	77.0%
Not disclosed	6.0%	7.0%	4.0%	6.0%

Talent Development

The Company's commitment to talent development is fundamental to executing our strategy and advancing the development, manufacture, and marketing of innovative products and services. The opportunity to grow and develop skills and abilities, regardless of job role, division, or geographical location is critical to the success of the Company as a global organization. By investing in the Company's employees’ continuous development, we create a culture where every employee can thrive and grow. We provide the tools, resources, and opportunities that empower our team to expand their skills, embrace new challenges, and drive our organization’s success. We offer comprehensive global leadership development programs that provide leaders with the training, tools, and experiences necessary to develop their full leadership potential.

Pay Equity

The Company’s compensation philosophy is to attract, retain, motivate, and differentiate employees through its rewards programs. We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics, and we are committed to internal pay equity. The Board of Directors, through its Compensation and Leadership Development Committee, monitors the relationship between the pay received by our executive officers, and Human Resources evaluates the compensation program for executive officers. The Company's Human Resources department, along with senior management, evaluates the compensation received by all other employees. The Company's compensation philosophy and strategy are strongly aligned with its strategic priorities and its vision for shareholder value creation.

In addition to financial compensation, the Company offers a comprehensive health and wellness package to its employees which is designed to provide a range of options that can be personalized to suit their individual and/or family needs. As part of an ongoing commitment to attract, retain, and inspire our workforce in the United States, the Company provides remote and flexible work options for positions that support this approach. The Company regularly engages with its partners and benefits consultants to ensure its health and wellness package evolves to meet the needs of our diverse workforce both now and in the future.

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

Labor Relations

As of December 31, 2024, approximately 18.4% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. We have two facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in June 2027 and September 2028, respectively. In Riverside, California, two union contracts will expire on February 28, 2025, which is in the process of being renegotiated and in June 2026, respectively. The Company also has two collective bargaining agreements in France, one under the Convention collective nationale de la métallurgie and the other under Plasturgie. Based on current information and subject to future events and circumstances, we believe that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability. See “Item 1A — Risk Factors.”

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

Item 1A. Risk Factors.

Investing in the Company's common stock involves a high degree of risk. You should carefully review the following discussion of the risks that may affect our business, results of operations and financial condition, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us. Current global economic events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing, may also become important factors that adversely affect our business.

Risks Related to Our Business and Our Industry

Business cycles and uncertainty regarding the housing market, economic conditions, political climate and other factors beyond our control could adversely affect demand for our products and services, and our costs of doing business, any of which may harm our business, financial condition and results of operations.

The primary drivers of our North America segment are U.S. housing starts, residential remodeling, and replacement activities. Accordingly, our business, financial condition, and results of operations depend significantly on the stability of the housing and residential construction and home improvement markets, which are affected by conditions and other factors that are beyond our control. These conditions include, but are not limited to:

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

These factors could adversely affect demand for our products and services, and our costs of doing business, our business, financial condition, and results of operations may be harmed. Further, many of our customers in the construction industry are small and medium-sized businesses that are more likely to be adversely affected by economic downturns than larger, more established businesses. Uncertainty about current global economic conditions may cause these consumers to postpone or refrain from spending or may cause them to switch to lower-cost alternative products, which could reduce demand for our products and materially and adversely affect our financial condition and results of operations.

We have a few large customers, the loss of any one of which could negatively affect our sales and profits.

Our largest customers accounted for a significant portion of net sales for the years ended December 31, 2024, 2023, and 2022. A reduction in, or elimination of, our sales to any of these customers would at least temporarily, and possibly on a longer term basis, cause a material reduction in our net sales, income from operations and net income. Such a reduction in or elimination of our sales to any of our largest customers would also increase our relative dependence on our remaining large customers.

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

Our continued growth depends upon our ability to develop additional products, services, and technologies that meet our customers’ expectations of our brand and quality and that allow us to enter into new markets. Expansion into new markets and the development of new products and services may involve considerable costs and may not generate sufficient revenue to be profitable or cover the costs of development. We might not be able to penetrate these product markets and any market penetration that occurs might not be timely or profitable. We may be unable to recoup part or all of the investments we make in attempting to develop new products and technologies and penetrate new markets. Any of these events could reduce our profitability.

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

In order to compete effectively we must continue to develop enhancements to our existing products, new products and services on a timely basis that meet changing consumer preferences and successfully develop, manufacture and market these new products, product enhancements and services. There can be no assurance that we will be successful in developing and marketing new products, product enhancements, additional technologies and services. Many of our competitors are dedicating increasing resources to competing with us, especially as our products and services become more affected by technological advances and software innovations. Our inability to effectively compete could reduce the sales of our products and services, which could have a material adverse impact on our business, financial condition, and results of operations.

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

During 2024, revenue from sales outside of the U.S. was $591.5 million, representing approximately 26.5% of consolidated sales. In addition, a portion of our manufacturing and production operations are located outside the U.S. As a result, our business is subject to risks and uncertainties associated with international operations, including:

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
•potential future or existing regulatory guidance and interpretations of the tax legislation, as well as any associated assumptions that the Company makes related to the change;
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

All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our sales, financial condition, and results of operations. Additionally, international construction standards, techniques and methods differ from those in the U.S. and as a result, we may need to redesign our products, or design new products, to compete effectively and profitably in international markets.

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

Increases in income tax rates or other changes in tax laws, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial performance. For example, economic and political conditions in countries where we are subject to taxes, including the United States, have in the past and could continue to result in significant changes in tax legislation or regulation. For example, numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development model (OECD) rules that propose a partial global profit reallocation and a global minimum tax rate of 15.0%. Numerous countries, including European Union member states, have already enacted legislation incorporating the global minimum tax with effect and widespread implementation of a global minimum tax is expected by 2025. While we are subject to Pillar II, the enacted legislative changes to date did not have a material impact to our overall operations. As the legislation becomes effective in other countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. As the legislation continues to become effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. This increasingly complex global tax environment could increase tax uncertainty, which could in turn result in higher compliance costs and adverse effects on our financial performance. We are also subject to regular reviews, examinations and audits by numerous taxing authorities with respect to income and non-income based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, also could make resolving any tax disputes more difficult and the final resolution of any tax audits could have an adverse effect on our financial performance.

We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, as well as political and economic risks.

Sales outside of the U.S. accounted for 26.5% of our consolidated net sales and a portion of our earnings in 2024. We anticipate that sales and earnings from international operations will continue to represent a portion of our net sales and earnings in the future. In addition, many of our manufacturing facilities and suppliers are located outside of the U.S. Our foreign operations subject us to certain commercial, political and financial risks. Our business in these foreign markets is subject to general political conditions, including any political instability (such as those resulting from war, terrorism and insurrections) and general economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, increases in trade protectionism, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing, authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets.

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

Global and Economic Risks

Changes in the global economic environment, inflation, elevated interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict, could continue to adversely affect our operations.

Overall economic conditions in the U.S. and globally, including in Europe, including adverse factors such as heightened inflation, capital market volatility, rising or sustained high interest rates, currency rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products due to customers decreasing their inventories in the near-term or long-term, reduction in sales due to raw material shortages, reduction in research and development efforts, our inability to sufficiently hedge our currency and raw material costs, insolvency of suppliers and customers and exacerbate some of the other risks that affect our business, financial condition and results of operations. Periods of economic downturn or continued uncertainty could result in difficulty increasing or maintaining our level of sales or profitability and we may experience an adverse effect on our business, results of operations, financial condition and cash flows.

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

Changes in government and industry regulatory standards pertaining to health and safety and various political factors could have a material adverse effect on our business, financial condition or results of operations.

Public health crises, such as the COVID-19 pandemic, and the measures taken in response to such events have in the past negatively impacted, and may again in the future negatively impact, our operations and workforce, as well as those of our partners, customers and suppliers. Additionally, concerns over the economic impact of such events have, from time to time, caused increased volatility in financial and other capital markets. The negative impacts of any such events on business operations and demand for our offerings will depend on future developments and actions taken in response to such events, which may be outside our control, highly uncertain, and cannot be predicted at this time. Political factors that could impact us include, but are not limited to, changes to tax laws and regulations resulting in increased income tax liability, changes in administration resulting in increased or newly imposed tariffs, increased regulation, limitations on exports of energy and raw materials, and trade remedies. Actions taken by the U.S. government could affect our results of operations, cash flows and liquidity.

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

Declines in the Company’s business may result in an impairment of the Company’s tangible and intangible assets which could result in a material non-cash charge. At least annually, or at other times when events occur that could affect the value of such assets, we perform impairment tests on our goodwill, indefinite-lived intangible assets and definite-lived intangible assets. To determine whether an impairment has occurred, we may utilize "Step Zero" qualitative test or compare fair value of each of our reporting units with its carrying value. In the past, these tests have led us to incur significant impairment charges. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can negatively impact our results of operations.

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

The Company's Information Security team monitors information security risks that target both technology and manufacturing environments and identifies potential risks to Simpson’s information security posture. Any identified risks are prioritized in terms of impact to Simpson’s information security posture and, if critical, addressed immediately or added to Simpson’s information security roadmap. To supplement our internal cybersecurity resources, we also engage external third parties to perform information security assessments, penetration tests and related services to enhance our information security program.

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

Risks from Cybersecurity Threats

Despite our security measures, our information technology and infrastructure may remain vulnerable to disruptions, including as a result of attacks by increasingly sophisticated intruders or others who attempt to cause harm to, or otherwise interfere with the normal use of our systems. We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past that have resulted in unauthorized persons gaining access to our information systems and computer networks, and we could in the future experience similar attacks. When we do experience cybersecurity incidents like these and the one we disclosed in October 2023, we aim to utilize that experience to inform and strengthen our cybersecurity management efforts. In response to the October 2023 incident, we increased our phishing awareness training and testing, deployed a cybersecurity tool that continuously monitors and verifies the security posture of individual devices within our network, and deployed technology that provides visibility into our sensitive data across different cloud environments, allowing the identification of potential vulnerabilities and take proactive measures to protect data from unauthorized access, misuse, or theft.

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

Management’s Role in Assessing and Managing Risk

The Company’s information security efforts are led by our Executive Vice President, Chief Technology Officer (“CTO”) and our Director of Information Security (“IT Director”), supported by our executive management team. These efforts are designed to address information security governance and risk, product security, identification and protection of critical assets, third-party risk, security awareness, cyber defense operations, artificial intelligence and data protection governance, and related risk management matters. Our CTO and IT Director have an average of over 25 years of prior work experience in various roles involving information technology, including security, auditing compliance, systems and programming. These individuals have relevant educational and industry experience, including holding similar positions at other large companies.

Our CTO provides relevant cybersecurity and information technology reports to the Audit and Finance Committee, and to the executive and senior leadership teams. These reports are provided at quarterly Audit and Finance Committee meetings and at our Digital Quarterly Business Review (“Digital QBR”) meetings. These reports typically include analyses of recent significant cybersecurity threats and incidents at the Company and across the industry, as well as a review of our security controls, assessments and program maturity, top risks, risk mitigation status, and a review of our third-party service providers as appropriate. Simpson’s information security roadmap and posture are also reviewed quarterly with members of the executive leadership team and the Audit and Finance Committee. In accordance with our information security program, any information security event is assessed and reviewed by our Digital Leadership team and members of the executive leadership team.

Through the Digital QBR process, the executive leadership team is responsible for assessing and reviewing our information security program and the Company’s material risks from cybersecurity threats. Additional supervision and management is provided by our Digital Leadership team, comprised of our CTO; VP, Digital Infrastructure and Operations; VP, Digital Enterprise Applications; and International IT Director.

Item 2. Properties.

Our headquarters and principal executive offices in Pleasanton, California, and our principal U.S. manufacturing facilities in Stockton and Riverside, California; McKinney, Texas; Columbus, Ohio; West Chicago, Illinois; and Gallatin, Tennessee are located in owned premises. The principal manufacturing facilities located outside the U.S., the majority of which we own, are in France, Italy, Denmark, Germany, Poland, Switzerland, Sweden, Portugal and China. We also own and lease smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the U.S., Canada, the United

Kingdom, Europe, Asia, Australia, New Zealand, and Chile. As of February 28, 2025, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	47	2,365	1,751	4,116
Europe	37	1,793	836	2,629
Asia/Pacific	9	175	123	298
Administrative and all other	1	92	—	92
Total	94	4,425	2,710	7,135

We believe that our properties are maintained in good operating condition. Our manufacturing facilities are equipped with specialized equipment and use extensive automation. Our leased facilities typically have renewal options and have expiration dates through 2039. We believe we will be able to extend leases on our various facilities as necessary, or as they expire. Currently, our manufacturing facilities are being operated with at least one full-time shift. Based on current information and subject to future events and circumstances, we anticipate that we may require additional facilities to accommodate possible future growth.

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

As of February 24, 2025 there were 97,545 holders of record of the Company’s common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividends

During 2024, the Company paid a total of $46.5 million in cash dividends. On January 31, 2025, the Company declared a quarterly cash dividend of $0.28 per share of common stock to be paid on April 23, 2025 to stockholders of record as of April 3, 2025. See "Note 20 — Subsequent Events" to the Company's consolidated financial statements. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s future earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2019 through December 31, 2024, with the cumulative total return on the S&P 500 Index (a broad equity market index), the Dow Jones U.S. Building Materials & Fixtures Index (a published industry or line-of-business index) and a Peer Group Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2019, and reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year). To provide an additional comparison to our performance, we included an index consisting of companies in the building products or construction materials industries that are most comparable to us in terms of size and nature of operations, which group has also been referenced by us in connection with setting our executive compensation. The Peer Group Index below consisted of A.O. Smith Corporation; AAON, Inc.; Advance Drainage Systems, Inc.; Allegion Plc; American Woodmark Corp.; Apogee Enterprises, Inc.; Armstrong World Industries, Inc.; Atkore, Inc.; Azek Company, Inc.; Eagle Materials, Inc.; Gibraltar Industries, Inc.; James Hardie Industries plc; Lousiana-Pacific Corporation; Patrick Industries, Inc.; Quanex Building Products Corp.; Summit Materials, Inc.; and Trex Company, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below shows the monthly repurchases of shares of the Company's common stock in the fourth quarter of 2024.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)2
October 1 - October 31, 2024	165,590	$181.87	165,000	$20.0
November 1 - November 30, 2024	111,315	$180.32	110,906	$—
December 1 - December 31, 2024	13	$188.38	—	$—
Total	276,918

Approximately 41 thousand shares of the Company's common stock were repurchased in 2024, in connection with the withholding of shares to cover payroll taxes on vesting of stock-based compensation awards vested and for retirement eligible employees who retired during 2024.

Approximately 559 thousand shares of the Company's common stock were repurchased in 2024 for a total amount of $100.0 million which authorization expired on December 31, 2024.

On October 23, 2024, we announced the Board of Directors authorized a new share repurchase program pursuant to which the Company my purchase up to $100.0 million of the Company’s common stock from January 1, 2025 through December 31, 2025. This authorization replaces the previous share repurchase authorizations.

From February 1, 2025 to February 27, 2025, the Company repurchased 146,640 shares of the Company’s common stock in the open market at an average price of $170.48 per share for a total of approximately $25.0 million. As a result, as of February 28, 2025, approximately $75.0 million remained available for share repurchase through December 31, 2025 under the Company’s previously announced $100.0 million share repurchase authorization.

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

1 Average price paid per share of common shares repurchased excludes excise tax. As of January 1, 2024, the Company's share repurchases are subjected to a 1.0% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Consolidated Statement of Stockholders' Equity for the year ended December 31, 2024.
2 Pursuant to the $100.0 million repurchase authorization from the Board of Directors on October 19, 2023, and which expired on December 31,
2024. See "Note 5 — Stockholder's Equity".

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

In order to grow in these markets, we aspire to be among the leaders in engineered load-rated construction building products and systems and digital product offerings. We also aspire to leverage our engineering expertise, deep-rooted relationships with top builders, engineers, contractors, code officials and distributors, along with our ongoing commitment to testing, research and innovation. Importantly, we currently have existing products, testing results, distribution and manufacturing capabilities to support our ambitions. This will ultimately be a function of expanding our sales and/or marketing functions to promote our products to different end users and distribution channels, expanding our customer base, and introducing new products in the future.

Our commitment to continuous improvement has fostered our core Company ambitions, which we will pursue including:

•Strengthen our values-based culture;
•Be the partner of choice;
•Be an innovative leader in the markets we operate;
•Above market growth relative to the U.S. housing starts (exceeding our historical average volume performance in North America of approximately 250 basis points above the housing starts market);
•An operating income margin at or above 20%; and
•Earnings per share growth exceeding net revenue growth.

Since announced in 2021, we made great progress on our key growth initiatives. Examples include:

•Added approximately $1.0 billion in revenue and $200.0 million in operating profit.
•Realigned our sales team by end market, significantly reduced two-step distribution, and made significant investments in our field sales and engineering teams.
•Made significant footprint investments in both production and warehouses. Our investment in our new Gallatin Tennessee facility enables us to onshore additional fastener and anchor production, and the operation will in-source key manufacturing processes such as heat treating and coating of fasteners. Additional warehouse capabilities will also enhance next day delivery for our North American customers.
•Invested significantly in digital solutions, combined with the other initiatives strengthened our business model, which drove hardware sales, created value for our customers and made us a partner of choice.
•Strengthened our senior leadership team through a combination of internal development and external experts.

As a result, we are now in an even stronger market position in connectors with significant gains in both fasteners and anchors. In addition, due to our high service levels, increasingly diverse portfolio of products and software as well as our commitment to innovation and developing complete solutions for the markets we serve, we believe we can continue to achieve above market growth in the North America relative to U.S. housing starts for fiscal 2025 and beyond. These examples further emulate our Founder, Barclay Simpson’s, nine principles of doing business, and more specifically the focus and obsession on customers and users.

Non-GAAP Financial Measures

In addition to financial information prepared in accordance with GAAP, we use Adjusted EBITDA as a non-GAAP financial measure in evaluating the ongoing operating performance of our business. The Company defines adjusted EBITDA as net income (loss) before income taxes, adjusted to exclude depreciation and amortization, integration, acquisition and restructuring costs, non-qualified deferred compensation adjustments, goodwill impairment, gain on bargain purchase, net loss or gain on disposal of assets, interest income or expense, and foreign exchange and other expense (income). We use adjusted EBITDA to provide additional insight into the Company’s operating performance in light of the significant levels of growth investment we have made in our operations, the effect depreciation as well as acquisition and integration costs will have on our operating results. We believe this will also provide a better approximation of our cash flows compared to operating income.

Factors Affecting Our Results of Operations

The Company’s business, financial condition, and results of operations depend in large part on the level of U.S. housing starts and residential construction activity. Overall housing starts decreased 3.9% over the trailing twelve months ending December 31, 2024 compared to the trailing twelve months ending December 31, 2023. Lower housing starts in the U.S. could result in lower demand, which would affect the Company's sales and possibly operating profit.

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

In prior years, our sales were heavily seasonal with operating results varying from quarter to quarter depending on weather conditions that could delay construction starts. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year. Increasing interest rates, tariffs, political uncertainty due to rising energy costs, volatility in the steel market and stressed product transportation systems, can also have an effect on our gross and operating profits as well. Due to efforts in diversifying our geographic footprint, product offerings, and changing our path to market in the U.S., sales from our product lines, customer base and customer purchases are becoming less seasonal. Changes in raw material cost could impact the amount of inventory on-hand, and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset any increases in raw material costs. Changes in labor, freight and warehousing costs, could also negatively impact gross profit depending on timing and amount of sales price can be increased to offset the higher costs.

Our operations also expose us to risks associated with pandemics, epidemics or other public health crises.

Business Segment Information

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America net sales increased 1.1% for the year ended December 31, 2024 compared to December 31, 2023. Our wood construction product net sales increased 0.5% for the year ended December 31, 2024 compared to December 31, 2023, primarily due to increased sales volumes, partly offset by product price decreases implemented during the first quarter of 2023. Our concrete construction product sales increased 5.0% over the same periods. For 2025, U.S. housing starts could improve in the low-single digit range from 2024 levels, with growth weighted towards the second half of the year. With the investments we have made, we believe we will be able to continue to grow net sales above the US housing starts market, one of our company ambitions.

Operating income decreased 7.1% to $439.6 million from $473.2 million on lower gross profits as well as increased personnel costs software and hardware costs and professional fees, party offset by lower incentive costs. Fiscal year 2024 operating margins were also affected by recent acquisitions including acquisition and integration related costs. For 2025, incremental investments in the current business will be limited until the U.S. housing market shows long-term improvement.

During 2024, work continued on our Columbus, Ohio facility expansion as well as the construction of our new Gallatin, Tennessee facility. We expect the expansion and operation of these facilities to be completed and commence in 2025. The expanded and new facilities will improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products and continue to ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service.

Europe net sales decreased slightly for the fiscal year December 31, 2024 compared to December 31, 2023, due to lower sales volumes, offset by the positive effect of $3.7 million in foreign currency translation. Both wood and concrete construction product sales decreased for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023. Gross profit decreased $8.1 million primarily due to increased factory overhead, warehouse and freight costs, as a percentage of net sales. Operating income decreased $12.2 million on lower gross profits and increased costs supporting the optimization of the European footprint, including the realization of defensive Etanco related synergies, which resulted in $5.7 million in restructuring and severance charges for fiscal year 2024. As a result of these efforts and projected increased sales, we currently anticipate Europe's 2025 operating margin to improve compared to fiscal year 2024.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

Based on business trends and conditions, the Company's outlook for the full fiscal year ending December 31, 2025 is as follows:

•Given the uncertainty regarding 2025 U.S. housing starts compared to prior year housing starts, consolidated operating margin is estimated to be in the range of 18.5% to 20.5% with the low end of the range based on flat to declining 2025 housing starts compared to prior year. The operating margin range includes a projected gain between $10.0 million to $12.0 million from the sale of the old Gallatin facility based on a $19.0 million contracted sale price.

•The effective tax rate is estimated to be in the range of 25.5% to 26.5%, including both federal and state income tax rates as well as international income tax rates, and assuming no tax law changes are enacted.

•Capital expenditures are estimated to be approximately $150.0 million to $170.0 million, which includes $75.0 million for the Columbus, Ohio facility expansion and construction of the new Gallatin, Tennessee facility.

Results of Operations

Our discussion of our results focuses on 2024 and 2023 and year-to-year comparisons between those periods. Discussions of 2022 results and year-to-year comparison between 2023 and 2022 results are not included in this Annual Report on Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The following table sets forth, for the years indicated, the Company’s operating results as a percentage of net sales for the years ended December 31, 2024, 2023 and 2022, respectively:

	Years Ended December 31,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.0%	52.9%	55.5%
Gross profit	46.0%	47.1%	44.5%
Research and development and other engineering expenses	4.2%	4.2%	3.2%
Selling expense	9.8%	9.2%	8.0%
General and administrative expense	12.4%	12.1%	10.8%
Total operating expense	26.4%	25.5%	22.0%
Acquisition and integration related costs	0.3%	0.2%	0.8%
Net gain on disposal of assets	—%	—%	(0.1)%
Income from operations	19.3%	21.4%	21.8%
Interest income and other finance costs, net	0.2%	0.2%	(0.4)%
Other and foreign exchange loss, net	(0.1)%	(0.1)%	(0.2)%
Income before taxes	19.4%	21.5%	21.2%
Provision for income taxes	5.0%	5.5%	5.4%
Net income	14.4%	16.0%	15.8%

Comparison of the Years Ended December 31, 2024 and 2023

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the year ended December 31, 2024, against the results of operations for the year ended December 31, 2023.

The following table shows the change in the Company’s operations from 2023 to 2024, and the increases or decreases from the prior year, for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2023		Europe			2024
Net sales	$2,213,803	$19,457	$(1,701)	$580	—	$2,232,139
Cost of sales	1,170,048	31,511	6,365	461	(2,097)	1,206,288
Gross profit	1,043,755	(12,054)	(8,066)	119	2,097	1,025,851
Operating expenses:
Research and development and other engineering expense	92,167	(292)	991	710	—	93,576
Selling expense	203,980	14,330	453	639	—	219,402
General and administrative expense	268,103	7,717	3,603	(378)	(1,513)	277,532
Operating expenses	564,250	21,755	5,047	971	(1,513)	590,510
Net gain on disposal of assets	(276)	(145)	26	(24)	(28)	(447)
Acquisition and integration related costs	4,632	—	(947)	—	2,128	5,813
Income from operations	475,149	(33,664)	(12,192)	(828)	1,510	429,975
Interest income and other financing costs, net	3,391	597	763	(578)	1,104	5,277
Other and foreign exchange loss, net	(1,993)	(3,844)	(3,397)	1,485	6,540	(1,209)
Income before taxes	476,547	(36,911)	(14,826)	79	9,154	434,043
Provision for income taxes	122,560	(10,762)	(2,103)	(42)	2,166	111,819
Net income	$353,987	$(26,149)	$(12,723)	$121	$6,988	$322,224

Net Sales increased approximately 0.8% to $2.2 billion from prior year, primarily due to higher sales volumes, incremental sales from the Company's 2024 acquisitions, and the positive effect of $3.7 million in foreign currency translation related mostly to Europe's currencies weakening against the United States dollar. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85.1% and 85.4% of the Company’s total net sales for the years ended December 31, 2024 and 2023, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14.8% and 14.5% of the Company’s total net sales for the years ended December 31, 2024 and 2023, respectively.

Gross profit decreased approximately 1.7% to $1.0 billion from prior year, primarily due to lower gross margins. Gross margins decreased to 46.0% from 47.1%, primarily due to higher factory and overhead as well as warehouse and freight costs, partly offset by lower material costs, as a percentage of net sales. Gross margins, including some inter-segment expenses, which were eliminated upon consolidation, and excluding certain expenses that are allocated according to product group, decreased from 47.2% to 45.6% for wood construction products and increased from 46.0% to 47.5% for concrete construction products.

Research and development and other engineering expense increased 1.5% to $93.6 million from $92.2 million, primarily due increased personnel costs of $4.6 million partially offset by a decrease of $3.2 million in variable incentive compensation costs.

Selling expense increased 7.6% to $219.4 million from $204.0 million, primarily due to increases of $17.3 million in personnel costs and $4.0 million in advertising and trade shows, partially offset by a decrease of $7.9 million in variable compensation costs.

General and administrative expense increased 3.5% to $277.5 million from $268.1 million, primarily due to increases of $12.8 million in personnel costs, $7.1 million in professional fees, and $1.6 million in depreciation and amortization, partially offset by a decrease of $13.2 million in variable compensation costs.

Our effective income tax rate increased to 25.8% from 25.7%.

Consolidated net income was $322.2 million compared to $354.0 million. Diluted net income per share of common stock was $7.60 compared to $8.26.

Adjusted EBITDA1 of $520.1 million decreased 6.2% compared to $554.2 million, primarily due to lower gross profits and higher operating expenses, as noted above.

Net Sales

The following table shows net sales by segment for the years ended December 31, 2024 and 2023, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2023	$1,716,422	$480,756	$16,625	$2,213,803
December 31, 2024	1,735,879	479,055	17,205	2,232,139
Increase (decrease)	$19,457	$(1,701)	$580	$18,336
Percentage increase (decrease)	1.1%	(0.4)%	3.5%	0.8%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2024 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2023 net sales	77.5%	21.7%	0.8%	100.0%
Percentage of total 2024 net sales	77.8%	21.5%	0.7%	100.0%

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2024 and 2023, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2023	$862,557	$177,048	$5,679	$(1,529)	$1,043,755
December 31, 2024	850,504	168,982	5,798	567	1,025,851
Increase (decrease)	(12,053)	(8,066)	119	2,096	(17,904)
Percentage decrease	(1.4)%	(4.6)%	*	*	(1.7)%
* The statistic is not meaningful or material.

The following table shows gross margins by segment for the years ended December 31, 2024 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2023 gross margin	50.3%	36.8%	34.2%	*	47.1%
2024 gross margin	49.0%	35.3%	33.7%	*	46.0%
* The statistic is not meaningful or material.

North America

•Net sales increased 1.1% primarily due to higher sales volumes and incremental sales from the Company's 2024 acquisitions.

•Gross margin decreased to 49.0% from 50.3%, primarily due to higher factory and overhead as well as warehouse costs, partially offset by lower material costs, as a percentage of net sales.

•Research and development and engineering expense decreased $0.3 million.

•Selling expense increased $14.3 million, primarily due to increases of $16.9 million in personnel costs, $2.9 million in advertising and trade shows, partially offset by a decrease of $7.7 million in variable compensation costs.
1 Adjusted EBITDA is a non-GAAP financial measure and it is defined in the Non-GAAP Financial Measures Item 7. For a reconciliation of Adjusted EBITDA to U.S. GAAP ("GAAP) net income see the schedule titled "Reconciliation of Non-GAAP Financial Measures."

•General and administrative expense increased $7.7 million, primarily due to increases of $7.3 million in personnel costs and $4.6 million in professional and legal fees, partially offset by a decrease of $5.7 million in variable compensation costs.

•Income from operations decreased $33.7 million, primarily due to lower gross profit as well as increases in operating expenses. The operating expense increases were driven by higher personnel costs, professional fees, and travel-related expenses, which were partially offset by a decrease in variable compensation costs.

Europe

•Net sales decreased 0.4%, primarily due to lower sales volumes. Net sales benefited from the positive effect of approximately $3.7 million in foreign currency translation.

•Gross margin decreased to 35.3% from 36.8%, primarily due to higher factory and overhead as well as warehouse and freight costs, partly offset by lower material costs, as a percentage of net sales.

•Income from operations decreased $12.2 million, primarily due to lower gross profit as well as $5.0 million in higher operating expenses including personnel costs.

Asia/Pacific

•For information about the Company’s Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the years ended December 31, 2024 and 2023.

Administrative and All Other

•General and administrative expense decreased $1.5 million, primarily due to a decrease of $6.1 million in variable compensation costs, partially offset by increases of $2.3 million in professional and legal fees and $1.9 million in personnel costs.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•Raw materials and purchased finished goods — principally valued at a cost determined on a weighted average basis; and
•In-process products and finished goods — the cost of direct materials and labor plus attributable overhead based on a normal level of activity.

The Company applies net realizable value and makes estimates for obsolescence to the gross value of inventory. The Company estimates net realizable value is based on estimated selling price less further costs expected to be incurred through completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. If on-hand supply of a product exceeds projected demand or if the Company believes the product is no longer marketable, the product is considered obsolete inventory. The Company revalues obsolete inventory to its net realizable value and has consistently applied this methodology. The Company believes that this approach is suitable for impairments of slow-moving and obsolete inventory. When impairments are established, a new cost basis of the inventory is created. Unexpected changes in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the Company to recognize more obsolete inventory.

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

We applied the ("Step 0") approach in the fourth quarter of 2024 to assess qualitative factors related to the goodwill of the reporting units to determine whether it is necessary to perform an impairment test. For this qualitative assessment, we assessed various assumptions, events and circumstances that could have affected the estimated fair value of the reporting units. Based on the qualitative assessment performed, the Company concluded that there was no evidence of events or circumstances that would indicate a material change from the Company’s prior year quantitative assessment by reporting unit and therefore, it was more likely than not that the estimated fair value of reporting units exceeded their respective carrying values. The annual testing of goodwill for impairment did not result in impairment charges.

Revenue from Contracts with Customers

Generally, the Company's revenue contract with a customer exists when (1) the goods are shipped, services are rendered, and the related invoice is generated, (2) the duration of the contract does not extend beyond the promised goods or services already transferred and (3) the transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer at a point in time. The Company's shipping terms provide the primary indicator of the transfer of control. The general shipping terms are Incoterm C.P.T. (F.O.B. shipping point), where the title, and risk and rewards of ownership transfer at the point when the products are no longer on the Company's premises. Other Incoterms are allowed as exceptions depending on the product or service being sold and the nature of the sale. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities).

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

On March 30, 2022, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $450.0 million, which includes a letter of credit-sub-facility up to $50.0 million, and for a 5-year term loan facility of $450.0 million. As of December 31, 2024, the Company had no borrowings under the revolving credit facility and $388.1 million under the term loan facility, and has $450.0 million available to borrow under the revolving credit facility.

The Company has certain contractual obligations, primarily debt interest, operating leases, and purchase obligations, which include annual facility fees. Refer to "Note 12 - Leases", "Note 14 - Debt" and "Note 15 - Commitment and Contingencies" in Part II, Item 8 for details related to the Company's obligations and debt annual facility fees. The Company did not have any significant off-balance sheet commitments as of December 31, 2024.

As of December 31, 2024, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, and includes $111.6 million held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of December 31, 2024, 2023 and 2022, respectively:

	As of December 31,
(in thousands)	2024	2023	2022
Cash and cash equivalents	$239,371	$429,822	$300,742
Property, plant and equipment, net	531,655	418,612	361,555
Equity investment, goodwill and intangible assets	903,498	883,079	872,699
Non-cash net working capital	570,602	521,362	529,945

The following table presents the significant categories of cash flows for the twelve months ended December 31, 2024, 2023 and 2022, respectively:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$338,160	$427,022	$399,821
Investing activities	(259,259)	(103,251)	(870,244)
Financing activities	(261,464)	(199,034)	465,526

Cash flows from operating activities result primarily from our earnings before non-cash items such as depreciation, amortization, and stock based compensation, and are affected by changes in operating assets and liabilities which consist primarily of working capital balances. Our revenues are derived from manufacturing and sales of building construction materials. Our operating cash flows are impacted by prevailing macro-economic conditions and subject to seasonality, which is cyclically associated with the volume and timing of construction project starts. For example, as a result of seasonality, our trade accounts receivable is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters as construction activity ramps up in markets we serve.

In 2024, cash provided by operating activities of $338.2 million in cash and cash equivalents as a result of $322.2 million from net income and adding back $113.4 million for non-cash adjustments from net income which includes depreciation and amortization, stock-based compensation and non-cash lease expense, partially offset by a decrease of $97.5 million for the net change in operating assets and liabilities. The net change in operating assets and liabilities included increases of $50.4 million in inventory and $12.7 million in other current assets as well as a $17.0 million net change in other non-current assets and liabilities.

Cash used in investing activities of $259.3 million during the year ended December 31, 2024, was primarily for capital spending of $180.4 million for facility expansion projects, and machinery and equipment purchases as well as $79.2 million for the acquisitions of Calculated Structured Designs, Inc.; Monet DeSauw, Inc. and certain properties of Callaway Properties, LLC ("Monet"); and QuickFrames USA, LLC. In which Monet was acquired for $48.7 million net of cash received. Based on current forecasts, capital expenditures are estimated to range between $150.0 million to $170.0 million for 2025 including the expected spend of $75.0 million to complete the Columbus, Ohio facility expansion and replacement of Gallatin, Tennessee facility. The remaining $75.0 million to $95.0 million in capital expenditures will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, the timing of which is subject to future events and circumstances.

Cash used in financing activities of $261.5 million during the year ended December 31, 2024, consisted primarily of $100.8 million in loan principal payments, $100.0 million for the repurchase of the Company’s common stock and $46.5 million used to pay cash dividends. The Company purchased and received approximately 559 thousand shares of it’s common stock on the open market at an average price of $178.83 per share.

On October 23, 2024, the Company's Board of Directors (the "Board") authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2025 through December 31, 2025. From February 1, 2025 to February 28, 2025, the Company repurchased 146,640 shares of the Company’s common stock in the open market at an average price of $170.48 per share for a total of approximately $25.0 million. Further, on January 31, 2025, the Board declared a quarterly cash dividend of $0.28 per share payable on April 23, 2025 to stockholders of record on April 3, 2025, and estimated to be $11.8 million in total.

For the fiscal year ended December 31, 2024, the Company returned $146.5 million to the Company's shareholders, which represents 92.8% of our free cash flow from operations during the same period. Since the beginning of 2021 to the fiscal year ended December 31, 2024, the Company has returned $430.0 million to shareholders, which represents 45.7% of our free cash flow. During the same period the Company has repurchased approximately 2.0 million shares of the Company's common stock, which represents approximately 4.5% of the outstanding shares of the Company's common stock.

Cash flows from operating activities years ended December 31, 2023 and 2022 are incorporated by reference to Form 10-K 2023 filing.

Reconciliation of Non-GAAP Financial Measures
(In thousands) (Unaudited)

A reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Twelve Months Ended December 31,
	2024	2023
Net Income	$322,224	$353,987

Provision for income taxes	111,819	122,560
Interest (income) expense, net and other financing costs	(5,277)	(3,391)
Depreciation and amortization	84,584	74,707
Other*	6,732	6,382
Adjusted EBITDA	$520,082	$554,245

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

See “Item 3 — Legal Proceedings” above and “Note 15 — Commitments and Contingencies” to the Company’s consolidated financial statements.

Inflation and Raw Materials

Inflation rates continued to increase during fiscal year 2024, which negatively affected labor costs and other costs of doing business, and as such may adversely affect our operating profits if we cannot recover the higher costs through price increases. Our main raw material is steel, and as such, increases in steel prices may adversely affect our gross margin if we cannot recover the higher costs through price increases. See “Item 1 — Raw Materials” and “Item 1A — Risk Factors.”

Indemnification

In the normal course of business, to facilitate transactions of services and products, we have agreed to indemnify certain parties with respect to certain matters. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and the Company’s bylaws as permitted by the Company’s certificate of incorporation require the Company to indemnify corporate servants, including our officers and directors, to the fullest extent permitted by law. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations. The Company has not incurred significant obligations under indemnification provisions historically, and does not expect to incur significant obligations in the future. It is not possible to determine the maximum potential amount under these indemnities due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded any liability for costs related to these indemnities through December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including changes to foreign currency exchange rates and interest rates and fluctuations in commodity prices.

Foreign Exchange Risk

We have foreign exchange rate risk in our international operations, and through purchases from foreign vendors. Changes in the values of currencies of foreign countries affect our financial position, income statement and cash flows when translated into U.S. Dollars. We estimate that if the exchange rate were to change by 10.0% in any one country where we have our operations, the change in net income would not be material to our operations taken as a whole.

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

Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive loss of $37.3 million for the year ended December 31, 2024, due to the effects of the strengthening United States Dollar in relation to almost all other countries. The loss was partially offset by $2.5 million in accumulated other comprehensive losses from foreign currency forward contracts. Refer to “Note 5 — Stockholders' Equity” to the Company’s consolidated financial statements.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of December 31, 2024, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $388.1 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on our revolver and term loan to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to "Note 9 — Derivatives Instruments" to the Company’s consolidated financial statements, for further information on our interest rate swap contracts in effect as of December 31, 2024.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost started decreasing at the end of 2022 with prices stabilizing by the end of 2023 and during 2024. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15a (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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
February 28, 2025

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$239,371	$429,822
Trade accounts receivable, net	284,392	283,975
Inventories	593,175	551,575
Other current assets	59,383	47,069
Total current assets	1,176,321	1,312,441
Property, plant and equipment, net	531,655	418,612
Operating lease right-of-use assets	93,933	68,792
Goodwill	512,383	502,550
Intangible assets, net	375,051	365,339
Other noncurrent assets	46,825	36,990
Total assets	$2,736,168	$2,704,724
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$100,972	$107,524
Accrued liabilities and other current liabilities	242,876	231,233
Long-term debt, current portion	22,500	22,500
Total current liabilities	366,348	361,257
Long-term debt, net of current portion and issuance costs	362,563	458,791
Operating lease liabilities, net of current portion	76,184	55,324
Deferred income tax	90,303	98,170
Other long-term liabilities	27,636	51,436
Total liabilities	923,034	1,024,978
Commitments and contingencies (see Note 15)
Non-qualified deferred compensation plan share awards	7,786	—
Stockholders’ equity
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 41,878 and 42,323 at December 31, 2024 and 2023, respectively	424	426
Additional paid-in capital	307,197	313,119
Retained earnings	1,646,568	1,426,554
Common stock held in non-qualified deferred compensation plan ("DCP")	(1,297)	—
Treasury stock	(100,771)	(50,363)
Accumulated other comprehensive loss	(46,773)	(9,990)
Total stockholders’ equity	1,805,348	1,679,746
Total liabilities, mezzanine equity, and stockholders’ equity	$2,736,168	$2,704,724

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Net sales	$2,232,139	$2,213,803	$2,116,087
Cost of sales	1,206,288	1,170,048	1,174,794
Gross profit	1,025,851	1,043,755	941,293
Operating expenses:
Research and development and other engineering	93,576	92,167	68,354
Selling	219,402	203,980	169,378
General and administrative	277,532	268,103	228,468
Total operating expenses	590,510	564,250	466,200
Acquisition and integration related costs	5,813	4,632	17,343
Net gain on disposal of assets	(447)	(276)	(1,317)
Income from operations	$429,975	$475,149	$459,067
Interest income (expense), net and other financing costs	5,277	3,391	(7,594)
Other & foreign exchange loss, net	(1,209)	(1,993)	(3,408)
Income before taxes	434,043	476,547	448,065
Provision for income taxes	111,819	122,560	114,070
Net income	$322,224	$353,987	$333,995
Other comprehensive income
Translation adjustment and other, net of tax	(37,313)	19,690	(20,733)
Unamortized pension adjustments, net of tax	(1,956)	73	2,065
Cash flow hedge adjustment, net of tax	2,486	(25,694)	32,214
Comprehensive income	$285,441	$348,056	$347,541
Net income per common share:
Basic	$7.64	$8.31	$7.78
Diluted	$7.60	$8.26	$7.76
Weighted average number of shares of common stock outstanding
Basic	42,182	42,598	42,925
Diluted	42,383	42,837	43,047
The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2022, 2023 and 2024
(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive loss	DCP Vested	Treasury Stock
	Shares	Par Value				Stock		Total
Balance as of January 1, 2022	43,217	$432	$294,330	$906,841	$(17,605)	—	$—	$1,183,998
Net income	—	—	—	333,995	—	—	—	333,995
Translation adjustment and other, net of tax	—	—	—	—	(20,733)	—	—	(20,733)
Pension adjustment, net of tax	—	—	—	—	2,065	—	—	2,065
Cash flow hedges, net of tax	—	—	—	—	32,214	—	—	32,214
Stock-based compensation expense	—	—	12,422	—	—	—	—	12,422
Repurchase of common stock	(811)	—	—	—	—	—	(78,622)	(78,622)
Retirement of common stock	—	(8)	—	(78,614)	—	—	78,622	—
Cash dividends declared on common stock, $1.03 per share	—	—	—	(44,192)	—	—	—	(44,192)
Shares issued from release of restricted stock units	138	1	(9,553)	—	—	—	—	(9,552)
Common stock issued at $110.13 per share	16	—	1,784	—	—	—	—	1,784
Balance as of December 31, 2022	42,560	425	298,983	1,118,030	(4,059)	—	—	1,413,379
Net income	—	—	—	353,987	—	—	—	353,987
Translation adjustment and other, net of tax	—	—	—	—	19,690	—	—	19,690
Pension adjustment, net of tax	—	—	—	—	73	—	—	73
Cash flow hedges, net of tax	—	—	—	—	(25,694)	—	—	(25,694)
Stock-based compensation expense	—	—	19,627	—	—	—	—	19,627
Repurchase of common stock including excise tax	(361)	—	—	—	—	—	(50,363)	(50,363)
Cash dividends declared on common stock, $1.07 per share	—	—	—	(45,463)	—	—	—	(45,463)
Shares issued from release of restricted stock units	114	1	(7,431)	—	—	—	—	(7,430)
Common stock issued at $197.98 per share	10	—	1,940	—	—	—	—	1,940
Balance as of December 31, 2023	42,323	426	313,119	1,426,554	(9,990)	—	(50,363)	1,679,746
Net income	—	—	—	322,224	—	—	—	322,224
Translation adjustment and other, net of tax	—	—	—	—	(37,313)	—	—	(37,313)
Pension adjustment, net of tax	—	—	—	—	(1,956)	—	—	(1,956)
Cash flow hedges, net of tax	—	—	—	—	2,486	—	—	2,486
Stock-based compensation and deferred compensation plan ("DCP") expense	(12)	—	6,696	—	—	—	—	6,696
Common stock held in DCP	—	—	1,297	—	—	(1,297)	—	—
Change in redemption value of share awards in DCP	—	—	—	(2,311)	—	—	—	(2,311)
Acquisition of redeemable noncontrolling interests	—	—	(6,171)	(2,742)	—	—	—	(8,913)
Repurchase of common stock, including excise tax	(559)	—	—	—	—	—	(100,771)	(100,771)
Retirement of common stock		(3)	—	(50,360)	—		50,363	—
Cash dividends declared on common stock, $1.11 per share	—	—	—	(46,797)	—	—	—	(46,797)
Shares issued from release of Restricted Stock Units	126	1	(7,744)	—	—	—	—	(7,743)
Balance at December 31, 2024	41,878	$424	$307,197	$1,646,568	$(46,773)	(1,297)	$(100,771)	$1,805,348

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$322,224	$353,987	$333,995
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(447)	(558)	(1,317)
Write-off of software development project	710	—	—
Depreciation and amortization	85,399	74,707	60,890
Noncash lease expense	17,380	14,205	11,327
Release of acquisition related tax and legal contingency	(1,797)	—	—
Inventory step-up expense	—	—	13,572
Loss (income) in equity method investment, before tax	740	281	(914)
Deferred income taxes	(4,239)	(7,541)	(13,156)
Noncash compensation related to stock plans and changes in the fair value of DCP	19,022	23,859	14,980
Provision for credit losses	115	730	1,146
Deferred hedge gain	(3,472)	(3,860)	(2,690)
Changes in operating assets and liabilities, net of amounts acquired (see Note 3)
Trade accounts receivable	(3,650)	(13,051)	19,763
Inventories	(50,373)	15,656	(28,421)
Other current assets	(12,745)	734	(6,107)
Trade accounts payable	(5,812)	(3,066)	(4,016)
Accrued liabilities and other current liabilities	(7,860)	(2,806)	20,394
Other noncurrent assets and liabilities	(17,035)	(26,255)	(19,625)
Net cash provided by operating activities	338,160	427,022	399,821
Cash flows from investing activities
Capital expenditures	(180,357)	(88,824)	(62,362)
Acquisitions, net of cash acquired (see Note 3)	(79,172)	(23,353)	(810,765)
Purchases of equity investments	(1,615)	(1,361)	(3,178)
Termination forward contracts	—	—	3,535
Proceeds from sale of property and equipment	1,885	1,743	2,526
Proceeds from sale of a business	—	8,544	—
Net cash used in investing activities	(259,259)	(103,251)	(870,244)
Cash flows from financing activities
Proceeds from lines of credit	2,445	2,276	717,268
Repayments of line of credit	(100,752)	(98,679)	(134,120)
Termination of cash flow hedge	—	—	21,252
Debt issuance costs	—	—	(6,804)
Repurchase of common stock	(100,000)	(50,000)	(78,622)
Dividends paid	(46,500)	(45,201)	(43,895)
Cash paid on behalf of employees for shares withheld	(7,744)	(7,430)	(9,553)
Acquisition of redeemable noncontrolling interests	(8,913)	—	—
Net cash provided by (used in) financing activities	(261,464)	(199,034)	465,526
Effect of exchange rate changes on cash	(7,888)	4,343	4,484
Net increase (decrease) in cash and cash equivalents	(190,451)	129,080	(413)
Cash and cash equivalents at beginning of year	429,822	300,742	301,155
Cash and cash equivalents at end of year	$239,371	$429,822	$300,742

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$13,435	$16,439	$17,028
Income taxes	117,800	123,400	113,208
Noncash activity during the year for
Noncash Capital expenditures	$12,481	$11,139	$1,671
Contingent consideration for acquisitions	—	1,189	6,500
Issuance of Company’s common stock for compensation	—	1,940	960
Dividends declared but not paid	11,729	11,518	11,223

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50.0% or less owned entities are accounted for using either cost or equity method. All significant intercompany transactions have been eliminated. Certain prior years' amounts have been reclassified to conform to the fiscal 2024 presentation. These reclassifications had no impact on the Company's Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flow.

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

Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of December 31, 2024, and 2023, the value of these investments was $49.3 million and $163.6 million, respectively, consisting of money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

Current Estimated Credit Loss - Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts receivable for estimated future expected credit losses resulting from customers' failure to make payments on its accounts receivable. The Company determines the estimate of the allowance for doubtful accounts receivable by considering several factors, including (1) specific information on the financial condition and the current creditworthiness of customers, (2) credit rating, (3) payment history and historical experience, (4) aging of the accounts receivable, and (5) reasonable and supportable forecasts about collectability. The Company also reserves 100.0% of the amounts deemed uncollectible due to a customer's deteriorating financial condition or bankruptcy.

Every quarter, the Company evaluates the customer group using the accounts receivable aging report and its best judgment when considering changes in customers' credit ratings, level of delinquency, customers' historical payments and loss experience, current market and economic conditions, and expectations of future market and economic conditions.

The changes in the allowance for credit losses for the year ended December 31, 2024 are outlined in the table below:

	Balance as of			Balance as of
(in thousands)	December 31, 2023	Expense (Deductions), net	Write-Offs[1]	December 31, 2024
Allowance for credit losses	$3,881	$115	$998	$2,998

1Amount is net of recoveries and the effect of foreign currency fluctuations for the year ended December 31, 2024

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

Other Current Assets

Other current assets consist primarily of prepaid expenses, derivative assets-current, and other miscellaneous assets. Refer to Note 9 for more information for derivative assets-current. The remaining assets are less than 5% of the other current assets.

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

Equity Investments

The Company accounts for investments and ownership interests under either cost or the equity method accounting when it has the ability to exercise significant influence but does not have a controlling financial interest. The Company records its interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses within earnings or loss from equity interests in the consolidated statement of operations. The investment is reviewed for impairment whenever factors indicate the carrying amount might not be recoverable and the decrease in value, if any, is recognized in the period the impairment occurs in the consolidated statement of operations.

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

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of December 31, 2024 and 2023:

	2024			2023
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1)	$49,273	$—	$—	$163,558	$—	$—
Term loan due 2027 (2)	—	388,125	—	—	410,625	—
Revolver due 2027 (2)	—	—	—	—	75,038	—
Derivative instruments - assets (3)	—	32,355	—	—	21,835	—
Derivative instruments - liabilities (3)	—	7,198	—	—	30,111	—
Investment in deferred compensation plan (4)	944	—	—	—	—	—
Deferred compensation plan liabilities (4)	1,974	—	—	—	—	—
Contingent considerations	—	—	5,400	—	—	6,600

(1) The carrying amounts of cash equivalents, representing money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of December 31, 2024 and 2023 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of December 31, 2024 and 2023 based upon their terms and conditions as disclosed in Note 14 in comparison to debt instruments with similar terms and conditions available on the same date.
(3) Derivatives for interest rate, foreign exchange, and forward swap contracts are discussed in Note 9.
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

For common stock that have not been diversified, the employer stock held in the deferred compensation plan is classified in a manner similar to treasury stock and presented separately on the consolidated balance sheets as the Company's common stock held by the non-qualified deferred compensation plan. Common stock will be recorded at fair value of the stock at the time it vested, subsequent changes in the value of the common stock is not recognized. The deferred compensation obligations are measured independently at fair value of the common stock with a corresponding charge or credit to compensation cost. Fair value is determined as the product of the common stock and the closing price of the stock each reporting period.

Under plan D, assets held by the rabbi trust are subject to applicable GAAP. The deferred compensation obligation is measured independently at fair value of the underlying assets.

The Company previously presented certain DCP transactions within existing financial statement line items of the consolidated balance sheets and consolidated statement of stockholders’ equity for periods ended December 31, 2023. For the year ended December 31, 2024, the Company presented the equity balances related to "Non-qualified deferred compensation plan share awards" as mezzanine equity for $7.8 million and they were combined with stock-based compensation expense in the consolidated statement of stockholders’ equity for the year ended December 31, 2024. The Company has evaluated the errors both qualitatively and quantitatively and has concluded that they have immaterial impact on the periods presented.

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

Acquisitions that do not meet the definition of a business under the ASC are accounted for as an acquisition of assets, whereby all of the cost of the individual assets acquired and liabilities assumed, including certain transactions costs, are allocated on a relative fair value basis. Accordingly, goodwill is never recognized in an asset acquisition. Refer to Note 3 for more information.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred. When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are reflected in the consolidated statements of operations.

The ASC 350 Intangibles—Goodwill and Other provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalizes qualified external costs and internal costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software, internal costs and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the software.

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

The Company presents taxes collected and remitted to governmental authorities on a net basis in the consolidated statements of operations. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue. Refer to Note 2 for more information.

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $20.7 million, $24.8 million and $15.7 million in 2024, 2023 and 2022, respectively. Product research and development expenses include all related personnel costs including salary, benefits, retirement, stock-based compensation costs, as well as computer and software costs, professional fees, supplies, tools and maintenance costs. In 2024, 2023 and 2022, the Company incurred software development expenses related to its ongoing expansion into the component manufacturing and residential markets as well as ongoing development of construction-related applications that serve multiple end markets, and some of the software development costs were capitalized that were amortized over the estimated useful lives and reviewed for impairment. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred. Refer to Note 10 for more information.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses and were $14.6 million, $12.3 million, and $12.6 million in 2024, 2023, and 2022, respectively.

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

Accounting Standard Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") 2023-07 requiring enhanced segment disclosures. ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) included within segment operating profit or loss. Additionally, ASU 2023-07 requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of the ASU are effective for the annual period ending December 31,2024, and requires companies to apply them retrospectively. The Company adopted the ASU using retrospective transition method, and it had no impact on the Company’s consolidated financial statements. Refer to Note 19 for more information.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 requiring enhanced income tax disclosures. The ASU requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is in the process of analyzing the impact of the ASU on its Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03 requiring public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on the consolidated financial statements.

The Company does not believe other new accounting pronouncements issued by the FASB will have a material impact on its consolidated financial statements.

2.Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these financial statements under Note 19.

Wood Construction Products Revenue. Wood construction products represented approximately 85.1%, 85.4%, and 87.0% of total net sales in the years ended December 31, 2024, 2023, and 2022 respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 14.8%, 14.5%, and 13.0% of total net sales in the years ended December 31, 2024, 2023 and 2022, respectively.

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

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 0.5% of net sales for 2024, 2023 and 2022 and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for services is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the right to receive consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of December 31, 2024 and 2023, the Company had no material contract assets from contracts with customers.

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

3. Acquisitions

On April 1, 2022, the Company completed its acquisition of 100.0% of the outstanding equity interest of FIXCO Invest S.A.S. (together with its subsidiaries, "ETANCO") for total purchase consideration of $805.4 million, net of cash acquired (the "Acquisition"). The Acquisition was completed pursuant to the securities purchase agreement dated January 26, 2022, as amended (the “SPA”), by and among the Company, Fastco Investment, Fastco Financing, LRLUX and certain other security holders. The purchase price for the Acquisition was paid using cash on hand and borrowings in the amount of $250.0 million under the revolving credit facility and $450.0 million under the term loan facility. See Note 14 for further information on the Amended and Restated Credit Facility.

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

Purchase price allocation

The Acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) which requires, among other things, assets acquired and liabilities assumed in a business combination be recorded at fair value as of the acquisition date with limited exceptions.

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

Inventory

Acquired inventory primarily consists of raw materials and finished goods consisting of building and construction materials products. The Company adjusted acquired finished goods higher by $13.6 million to estimated fair value based on expected selling prices less a reasonable amount for selling efforts. The fair value adjustment was fully recognized as a component of cost of sales over the inventory’s estimated turnover period during the nine months ended December 31, 2022. There were no such adjustments during the twelve months ended December 31, 2024 and 2023.

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

Intangible assets, net

The estimated fair value of intangible assets acquired was determined primarily using income approach methodologies. The values allocated to intangible assets and the useful lives are as follows:

(in thousands except useful life)	Weighted-average useful life (in years)	Amount
Customer relationships	15	$248,398
Trade names	Indefinite	93,811
Developed technology	10	11,256
Patents	8	3,862
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

During the year ended December 31, 2024, the Company also completed three other acquisitions that were not material to the Company's consolidated financial statements, individually and in aggregate. Accordingly, pro-forma historical results of operations related to these business acquisitions during the year ended December 31, 2024 have not been presented, but summarized below.

On June 1, 2024, the Company completed the acquisition of all of the operating assets and assumed liabilities of Calculated Structured Designs, Inc. ("CSD"), a software development company providing solutions for the engineered wood, engineering, design and building industries in North America, Australia and the UK.

On August 1, 2024, the Company completed the acquisition of all of the operating assets and assumed liabilities of Monet DeSauw Inc. and certain properties of Callaway Properties, LLC (together with its subsidiaries, “Monet”) for a total purchase consideration of approximately $48.7 million net of cash received and liabilities assumed. Monet specializes in the production of large-scale saws and material handling equipment for the truss industry in the United States.

On September 1, 2024, the Company completed the acquisition of all of the operating assets and assumed liabilities of QuickFrames USA, LLC (QuickFrames), a manufacturer of pre-engineered structural support systems for commercial construction with sales in North America.

The following table summarizes the Company's preliminary purchase price allocations of assets acquired and liabilities assumed as of the acquisition dates for the twelve months ended December 31, 2024, including the related estimated useful lives, where applicable:

	Amounts (in thousands)	Estimated Useful Life (in years)
Net working capital	$3,165
Land	310
Machinery and Equipment	396	1 - 5
Building Improvements	500	28
Intangible assets		8
Tradename and other (definite)	1,088	10
Tradename (indefinite)	11,900
Customer relationships	10,761	7
Developed technology	13,008	5 - 10
Patent	15,800	10
Goodwill	32,821
Liabilities assumed	(10,482)
Total net assets acquired and liabilities assumed	$79,267

The valuations of assets acquired and liabilities assumed for CSD and QuickFrames have not yet been finalized as of December 31, 2024, and finalization of these valuations during the measurement period could result in a change in the amounts recorded. The completion of the valuations for CSD and QuickFrames will occur no later than one year from the acquisition dates as required by U.S. GAAP.

The amount of goodwill generated from these acquisitions is deductible for tax purposes.

4. Net Income per Share
The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	For the Years Ended December 31,
(in thousands, except per-share amounts)	2024	2023	2022
Net income available to common stockholders	$322,224	$353,987	$333,995

Basic weighted average shares outstanding	42,182	42,598	42,925
Dilutive effect of potential common stock equivalents	201	239	122
Diluted weighted average shares outstanding	42,383	42,837	43,047
Net earnings per share:
Basic	$7.64	$8.31	$7.78
Diluted	$7.60	$8.26	$7.76

5. Stockholders' Equity
Stock Repurchases

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The provisions included a new Corporate Alternative Minimum Tax "CAMT", an excise tax of 1.0% on stock buybacks, and significant tax incentives for energy and climate initiatives, all effective for tax year 2023 and onwards. The Company is not subject to the provisions of CAMT and does not expect the impact of the remaining provisions to be material.

For the fiscal year ended December 31, 2024, the Company repurchased approximately 0.6 million shares of the Company’s common stock in the open market at an average price of $178.83 per share, for a total of $100.0 million under the previously announced $100.0 million share repurchase authorization (which expired at the end of 2024). As of December 31, 2024, the

Company accrued approximately $0.8 million for the excise tax, which is included as a cost of treasury stock; however, this is not reflected in the share repurchase amounts above.
Comprehensive Income or Loss

The following shows the components of accumulated other comprehensive income or loss as of December 31, 2024, 2023, and 2022 respectively:

	Foreign Currency Translation	Pension Benefit	Cash Flow Hedge	Forward Foreign Currency	Total
(in thousands)
Balance as of January 1, 2022	$(15,221)	$(2,506)	$—	$122	$(17,605)
Other comprehensive gain/(loss) net of tax benefit (expense) of $0, ($133), ($10,264) and ($951), respectively.	(20,942)	2,065	42,740	11,898	35,761
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	209	—	(18,987)	(3,437)	(22,215)
Balance as of December 31, 2022	(35,954)	(441)	23,753	8,583	(4,059)
Other comprehensive gain/(loss), net of tax benefit (expense) of $0, ($1), $6,254 and $2,711, respectively.	19,690	73	(3,815)	(8,785)	7,163
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	—	—	(8,187)	(4,907)	(13,094)
Balance at December 31, 2023	(16,264)	(368)	11,751	(5,109)	(9,990)
Other comprehensive gain/(loss), net of tax benefit (expense) of $0, ($1), $1,437 and ($2,207), respectively.	(37,313)	(1,956)	39,000	11,505	11,236
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	—	—	(43,227)	(4,792)	(48,019)
Balance at December 31, 2024	$(53,577)	$(2,324)	$7,524	$1,604	$(46,773)

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

The following table shows the Company’s stock-based compensation activity:

	Fiscal Years Ended December 31,
(in thousands)	2024	2023	2022
Stock-based compensation expense recognized	$13,112	$19,726	$12,503
Tax benefit of stock-based compensation expense in provision for income taxes	3,204	4,808	3,133
Stock-based compensation expense, net of tax	$9,908	$14,918	$9,370

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2024:

	Shares (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding as of January 1, 2024	378	$102.87	$74,850
Awarded	161	177.60
Vested	(167)	103.64
Forfeited	(36)	116.62
Outstanding as of December 31, 2024	336	130.42	55,333
Outstanding and expected to vest at December 31, 2024	327		54,249

* The intrinsic value for outstanding and expected to vest is calculated using the closing price per share of $165.83, as reported by the New York Stock Exchange on December 31, 2024.

During the year ended December 31, 2024, the Company granted 156 thousand RSUs and PSUs to the Company’s employees, including officers at an estimated weighted average fair value of $177.73 per share, based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company’s common stock on the grant date. The RSUs and PSUs granted to the Company’s employees may be time-based, performance-based or time- and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three years period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time and performance-based RSUs granted to the Company’s employees excluding officers and certain key employees, vest ratably over the four-year life of the award and through 2020, required the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year and starting in 2021, were time-based awards which vest ratable over the four-year life of the award.

The Company’s seven non-employee directors serving during 2024 are entitled to receive approximately $0.9 million in equity compensation annually. The number of shares granted is based on the average closing share price for the Company over the 60 days period prior to approval of the award in the second quarter of each year. In May 2024, the Company granted 4,692 shares of the Company's common stock to the non-employee directors, based on the average closing price of $173.89 per share and recognized total expense of $0.8 million.

The total intrinsic value of RSUs and PSUs vested during the years ended December 31, 2024, 2023 and 2022 was $31.8 million, $20.3 million and $25.6 million, respectively, based on the market value on the vest date.

As of December 31, 2024, the Company’s aggregate unamortized stock compensation expense was approximately $24.2 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

The Company awarded shares for service through 2024, 2023, and 2022 as shown below:

	December 31,
	2024	2023	2022
Shares to be issued	21,266	9,800	9,300
Shares settled with cash (foreign employees)	763	4,900	7,400
Total awards	22,029	14,700	16,700

As a result, we recorded pre-tax compensation charges of $3.7 million, $1.9 million, and $1.5 million for years ended December 31, 2024, 2023, and 2022, respectively. These charges include cash bonuses to compensate employees for income taxes payable as a result of the stock bonuses.

7.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Trade accounts receivable	$291,480	$292,360
Allowance for credit losses	(2,998)	(3,881)
Allowance for sales discounts	(4,090)	(4,504)
	$284,392	$283,975

8. Inventories

The components of inventories are as follows:

	As of December 31,
(in thousands)	2024	2023
Raw materials	$207,818	$167,177
In-process products	57,627	57,432
Finished products	327,730	326,966
	$593,175	$551,575

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

The Company produces certain of its concrete products from a wholly owned subsidiary in China, and as a result is exposed to variability in cash outflows associated with changes in the foreign exchange rate between the U.S. Dollar and the Chinese Yuan (CNY). In November 2022, the Company entered into a series of foreign currency derivative contracts that matured monthly between January 2023 and December 2023. These forward contracts are accounted for as cash flow hedges under the accounting standards, and fair value is included in other current assets or other current liabilities, as applicable, in the consolidated balance sheet. Net deferred gains and losses on these contracts relating to changes in fair value are included in accumulated other OCI and are reclassified into cost of sales in the consolidated statements of operations in the which the hedged items are recorded in the same period the hedged item affects earnings. There were $0.2 million in losses recorded on these contracts during the year ended December 31, 2023 and $0.2 million in losses recorded on these contracts during the year ending December 31, 2024.

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

As of December 31, 2024, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts and EUR forward contracts were $388.1 million, $406.9 million, and $321.7 million, respectively. As of December 31, 2023, there were no outstanding forward contracts on its Chinese Yuan denominated purchases.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the twelve months ended December 31, 2024.

The effects of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods ended December 31, were as follows:

	2024			2023
(in thousands)	Cost of sales	Interest expense, net	Other & foreign exchange loss, net	Cost of sales	Interest expense, net	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,206,288	$5,277	$(1,209)	$1,170,048	$3,391	$(1,993)
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—	11,712	—	—	15,722	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—	4,939	26,577	—	5,170	(12,704)
Forward contract
Amount of gain or (loss) reclassified from OCI to earnings	(188)	—	—	(155)	—	—

The effects of derivative instruments on the consolidated statements of operations for the twelve months ended December 31, 2024 and December 31, 2023 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2024	2023		2024	2023
Interest rate contracts	$8,589	$4,668	Interest expense	$11,712	$15,722
Cross currency contracts	28,974	(14,737)	Interest expense	4,939	5,170
Forward contracts		(124)	FX gain (loss)	26,577	(12,704)
			Cost of goods sold	(188)	(155)
Total	$37,563	$(10,193)		$43,040	$8,033

For the twelve months ended December 31, 2024 and 2023, a gain of $13.9 million and a loss of $11.4 million, respectively, on the net investment hedge were included in OCI. For the twelve months ended December 31, 2024 and 2023, deferred gains from the forward points of $5.1 million for both years were reclassified from OCI to interest expense.

As of December 31, 2024, the aggregate fair values of the Company’s derivative instruments on the Consolidated Balance Sheet were comprised of an asset of $32.4 million, of which $13.6 million is included in other current assets, and the balance of $18.8 million as other non-current assets, and of a noncurrent liability of $7.2 million included as deferred income tax and other long-term liabilities.

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

As of December 31, 2024, the Company expects it will reclassify net gains of approximately $15.0 million, currently recorded in Accumulated Other Comprehensive Income (AOCI), into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

10. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2024	2023
Land	$61,054	$62,587
Buildings and site improvements	246,138	246,021
Leasehold improvements	11,313	7,782
Machinery and equipment	567,322	516,017
	885,827	832,407
Less accumulated depreciation and amortization	(516,320)	(474,974)
	369,507	357,433
Capital projects in progress	162,148	61,179
	$531,655	$418,612

Property, plant and equipment as of December 31, 2024, and 2023, includes fully depreciated assets with an original cost of $402.1 million and $352.5 million, respectively, which are still in use. The Company capitalizes certain development costs associated with internal use software, including the direct costs of services provided by third-party consultants and payroll for internal employees, both of which are performing development and implementation activities on a software project. As of December 31, 2024, and 2023, the Company had capitalized software development costs net of accumulated amortization of $35.9 million and $33.8 million, respectively, included in machinery and equipment and as of December 31, 2024, and 2023, and $16.1 million and $9.7 million, respectively, was included in capital projects in progress.

Depreciation expense, including depreciation of equipment and amortization of internally developed and acquired software, was $59.7 million, $51.2 million, and $43.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

11. Goodwill and Intangible Assets

Goodwill

The annual changes in the carrying amount of goodwill, by segment, as of December 31, 2024 and 2023, were as follows, respectively:

(in thousands)	North America		Europe		Asia Pacific	Total
Balance as of January 1, 2023	$103,572		$390,799		$1,301	$495,672
Goodwill acquired	(2,077)	[1]	1,497		—	(580)
Goodwill disposed	—		(5,678)	[2]	—	(5,678)
Foreign exchange	63		13,075		(2)	13,136
Balance as of December 31, 2023	101,558		399,693		1,299	502,550
Goodwill acquired	32,820		—		—	32,820
Foreign exchange	(230)		(22,644)		(113)	(22,987)
Balance as of December 31, 2024	$134,148		$377,049		$1,186	$512,383

Goodwill Impairment Testing
The Company tests goodwill for impairment at the reporting unit level on an annual basis (in the fourth quarter). The goodwill balance is not amortized to expense, and the Company may assess qualitative or quantitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments.

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

In 2024, the Company applied the ("Step 0") approach to assess qualitative factors related to the goodwill of the reporting units to determine whether it is necessary to perform an impairment test. For this qualitative assessment, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units. Based on the qualitative assessment performed, the Company concluded that there was no evidence of events or circumstances that would indicate a material change from the Company’s prior year quantitative assessment by reporting unit and therefore, it was more likely than not that the estimated fair value of reporting units exceeded their respective carrying values.

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

The 2024 and 2023 annual testing of goodwill for impairment did not result in impairment charges. "See Item 7 - Critical Accounting Policies and Estimates - Goodwill and Other Intangible Assets".

1 During the year ended December 31, 2023, the Company finalized an acquisition of a business that resulted in $2.1 million decrease in goodwill with $0.9 million reclassified to intangible asset and a corresponding decrease of $1.2 million in a contingent consideration liability. The final amounts are measurement period adjustments for conditions that existed at the acquisition date.
2 During the year ended December 31, 2023, the Company finalized a sale of a business that did not result in material gain or loss.

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
The total gross carrying amount and accumulated amortization of definite-lived intangible assets as of December 31, 2024, was $487.4 million and $112.3 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2024, 2023 and 2022 was $24.8 million, $23.5 million and $17.4 million, respectively. The weighted-average remaining amortization period for all amortizable intangibles on a combined basis is 9.6 years as of December 31, 2024.

The annual changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization for the years ended December 31, 2024 and 2023 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance as of January 1, 2023	$24,172	$(2,803)	$21,369
Purchases	13,996	—	13,996
Amortization	—	(2,051)	(2,051)
Foreign exchange	430	—	430
Balance as of December 31, 2023	38,598	(4,854)	33,744
Purchases	15,800	—	15,800
Amortization	—	(3,468)	(3,468)
Foreign exchange	(926)	—	(926)
Balance as of December 31, 2024	$53,472	$(8,322)	$45,150

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance as of January 1, 2023	$22,410	$(19,459)	$2,951
Amortization	—	(820)	(820)
Foreign exchange	98	—	98
Balance as of December 31, 2023	22,508	(20,279)	2,229
Amortization	—	(991)	(991)
Foreign exchange	(49)	—	(49)
Balance as of December 31, 2024	$22,459	$(21,270)	$1,189

(in thousands)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance as of January 1, 2023	$28,301		$(12,932)	$15,369
Assets acquisitions, net of cash acquired	(380)	[3]	—	(380)
Amortization	—		(2,813)	(2,813)
Foreign exchange	226		—	226
Balance as of December 31, 2023	28,147		(15,745)	12,402
Purchases of intangible assets	14,100		—	14,100
Amortization	—		(2,972)	(2,972)
Foreign exchange	(7)		—	(7)
Balance as of December 31, 2024	$42,240		$(18,717)	$23,523

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance as of January 1, 2023	$260,459	$(28,970)	$231,489
Purchases	1,300	—	1,300
Amortization	—	(17,429)	(17,429)
Foreign exchange	7,407	—	7,407
Balance as of December 31, 2023	269,166	(46,399)	222,767
Purchases	10,560	—	10,560
Disposal	331	—	331
Amortization	—	(17,362)	(17,362)
Foreign exchange	(16,745)	—	(16,745)
Balance as of December 31, 2024	$263,312	$(63,761)	$199,551

As of December 31, 2024, estimated future amortization of intangible assets was as follows:

(in thousands)

2025	$26,649
2026	26,053
2027	25,863
2028	25,719
2029	25,367
Thereafter	139,762
Total	$269,413

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets totaled $105.7 million as of December 31, 2024, including $93.2 million, net of an unfavorable foreign exchange impact of $0.7 million, attributable to trade names acquired in the ETANCO acquisition.

3 During the year ended December 31, 2023, the Company finalized an acquisition of a business that resulted in a $0.4 million decrease in the intangible with an offset of $1.3 million to customer relationships. The final amounts are measurement period adjustments for conditions that existed at the acquisition date.

Definite-lived and indefinite-lived assets, net, by segment as of December 31, 2024, and 2023 were as follows:

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$64,190	$(33,740)	$30,450
Europe	384,432	(53,493)	330,939
Asia/Pacific	4,240	(290)	3,950
Total	$452,862	$(87,523)	$365,339

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$116,550	$(39,061)	$77,489
Europe	366,586	(72,621)	293,965
Asia/Pacific	4,240	(643)	3,597
Total	$487,376	$(112,325)	$375,051

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

The following table provides a summary of operating leases included on the consolidated balance sheets as of December 31, 2024, and 2023, and consolidated statements of operations, and consolidated statements of cash flows for the years ended December 31, 2024 and 2023:

Consolidated Balance Sheets Line Item	As of December 31,
(in thousands)	2024	2023
Assets
Operating lease right-of-use assets	$93,933	$68,792
Liabilities
Accrued expenses and other current liabilities	$19,415	$14,954
Operating lease liabilities	76,184	55,324
Total operating lease liabilities	$95,599	$70,278

The components of operating lease expense were as follows:

	Consolidated Statements of Operations Line Item	Years Ended December 31,
(in thousands)		2024	2023
Lease cost	General administrative expenses and cost of sales	$19,938	$16,936

Other information

Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,243	$15,859
Operating right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$46,482	$23,074
The following is a schedule, by years, of maturities for lease liabilities as of December 31, 2024:

(in thousands)	Operating Leases
2025	$22,883
2026	20,286
2027	17,039
2028	14,942
2029	11,974
Thereafter	24,819
Total lease payments	111,943
Less: Present value discount and other	(16,344)
Total lease liabilities	$95,599

The following table summarizes the Company’s lease terms and discount rates as of December 31, 2024:

	Years Ended December 31,
	2024	2023
Weighted-average remaining lease terms (in years):
Operating leases	6.4	5.5
Weighted-average discount rate:
Operating leases	5.3%	4.9%

13. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Labor related liabilities	$48,867	$43,603
Sales incentives & advertising allowances	62,337	85,635
Accrued cash profit sharing and commissions	16,360	26,293
Sales tax payable and other	64,855	31,352
Dividends payable	11,729	11,432
Accrued profit sharing trust contributions	19,313	17,964
Operating lease - current portion	19,415	14,954
	$242,876	$231,233

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

The Company borrowed $450.0 million under the term loan facility to finance a portion of the purchase price for the acquisition of ETANCO. In addition, the Company incurred $6.8 million of debt issuance costs, which are classified in long-term debt on the consolidated balance sheet, that have been deferred and are being amortized over the 5-year terms of the Amended and Restated Credit Facility. During 2024 and 2023, the Company made principal payments of $97.5 million on the Company's outstanding term loan facility.

The Company is required to pay an annual revolving credit facility fee of 0.1% to 0.3% per annum on the available commitments under the terms of the Amended and Restated Revolving Credit Facility, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s net leverage ratio. The fee is included within Interest expense, net and other in the Company's consolidated statements of operations.

Amounts borrowed under the Amended and Restated Credit Facility will bear interest from time to time at either the Base Rate, Spread Adjusted Daily Simple SOFR, Spread Adjusted Term SOFR, Adjusted Eurocurrency Rate or Daily Simple RFR, in each case, as calculated under and as in effect from time to time under the Amended and Restated Credit Facility, plus the Applicable Margin, as defined in the Amended and Restated Credit Facility. The Applicable Margin is determined based on the Company’s net leverage ratio, and ranges (i) from 0.0% to 0.8% per annum for amounts borrowed under the term loan facility that bear interest at Base Rate, (ii) from 0.8% to 1.8% per annum for amounts borrowed under the term loan facility that bear interest at Adjusted Eurocurrency Rate, Spread Adjusted Daily Simple SOFR or Spread Adjusted Term SOFR, (iii) from 0.0% to 0.5% per annum for amounts borrowed under the revolving credit facility that bear interest at Base Rate, (iv) from 0.7% to 1.5% per annum for amounts borrowed under the revolving credit facility that bear interest at Daily Simple RFR (solely to the extent denominated in pound sterling) and (v) from 0.7% to 1.5% per annum for amounts borrowed under the revolving credit facility that bear interest at Daily Simple RFR (other than loans denominated in pound sterling) or Adjusted Eurocurrency Rate. Loans outstanding under the Amended and Restated Credit Facility may be prepaid at any time without penalty except for customary breakage costs and expenses. Based on current principal payment expectations, the annual interest rate on the outstanding debt will be approximately 2.0% over the life of the debt including the effects of the interest rate swap and other derivatives noted above.

As of December 31, 2024, in addition to the Amended and Restated Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, all credit facilities provide the Company with a total of $458.3 million in available revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company has $388.1 million, excluding deferred financing costs, outstanding under the Amended and Restated Credit Facility, which is the estimated fair value as of December 31, 2024. There was $485.7 million outstanding balances under the Amended and Restated Credit Facility as of December 31, 2023.

The following is a schedule, by years, of maturities for the remaining term loan facility as of December 31, 2024:

(in thousands)	5-Year Term Loan
2025	22,500
2026	22,500
2027	343,125
Total loan outstanding	$388,125

The Company complied with its financial covenants under the Amended and Related Credit Facility as of December 31, 2024.

The Company incurs interest costs, which include interest net of the effect of cash flow hedges, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2024, 2023 and 2022, consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Interest costs, including benefits from cash flow and net investment hedges	$6,349	$7,152	$9,685
Less: Interest capitalized	(4,078)	(2,666)	(1,658)
Interest expense, including benefits from cash flow and net investment hedges	$2,271	$4,486	$8,027

15. Commitments and Contingencies

Purchase Obligations

In addition to the debt and lease obligations described in the footnotes, the Company has certain purchase obligations in the ordinary course of business. These purchase obligations are primarily related to the acquisition, and construction or expansion of facilities and equipment. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. As of December 31, 2024, the Company has steel purchase obligations that are expected to be settled during the year. The Company also has debt interest obligations that includes annual facility fees on the Company’s primary line-of-credit facility in the amount of $20.2 million at December 31, 2024.

Employee Relations

As of December 31, 2024, approximately 18.4% of our employees are represented by labor unions and are covered by collective bargaining agreements in the U.S. The Company has two-facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in June 2027 and September 2028, respectively. In Riverside, California, two union contracts will expire on February, 28 2025, which is in the process of being renegotiated, and in June 2026, respectively. France also has two collectively bargained agreements, one under the Convention collective nationale de la métallurgie and the other under Plasturgie. Based on current information and subject to future events and circumstances, the Company believes that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability.

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

16. Income Taxes

 The provision for income taxes from operations consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$75,783	$89,954	$90,703
State	22,418	24,323	25,347
Foreign	17,855	15,824	12,544
Deferred
Federal	(787)	(6,466)	(5,806)
State	690	(860)	(801)
Foreign	(4,140)	(215)	(7,917)
	$111,819	$122,560	$114,070

Income and loss from operations before income taxes for the years ended December 31, 2024, 2023, and 2022, respectively, consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$395,777	$427,296	$437,506
Foreign	38,266	49,251	10,559
	$434,043	$476,547	$448,065

As of December 31, 2024, the Company had $45.6 million of net operating loss carryforwards in various foreign taxing jurisdictions. Most of the tax losses can be carried forward indefinitely.

As of December 31, 2024, and 2023, the Company has valuation allowances of $12.7 million and $10.4 million, respectively. The valuation allowance increased by $2.3 million for the year ended December 31, 2024 and decreased by $0.8 million for the year ended December 31, 2023. The increase in the 2024 valuation allowances was primarily due to the increase in net operating losses in Europe. The decrease in the 2023 valuation allowances was primarily due to expiration of certain U.S. foreign tax credit.

As of December 31, 2024, the Company asserts that its accumulated undistributed earnings generated by our foreign subsidiaries are permanently reinvested and as such, has not recognized a US deferred tax liability on its investment in foreign subsidiaries. The Company will continue to assess its permanent reinvestment assertion on a quarterly basis.

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

	Years Ended December 31,
	2024	2023	2022
Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.1%	3.8%	4.4%
Change in U.S. tax rate applied to deferred taxes	0.1%	0.6%	—%
Change in valuation allowance	0.5%	—%	—%
True-up of prior year tax returns to tax provision	—%	(0.1)%	—%
Difference between U.S. statutory and foreign local tax rates	0.4%	0.4%	0.2%
Change in uncertain tax position	—%	(0.6)%	—%
Other	(0.3)%	0.6%	(0.1)%
Effective income tax rate	25.8%	25.7%	25.5%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities as of December 31, 2024, and 2023, respectively, were as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred asset taxes
State tax	$1,388	$1,606
Health claims	1,910	2,845
Inventories	8,766	8,218
Sales incentive and advertising allowances	1,751	1,997
Lease obligations	23,493	17,880
Stock-based compensation	4,235	3,962
Foreign tax credit carryforwards	3,782	3,905
Non-United States tax loss carry forward	8,128	5,882
Acquisition expense	1,315	1,904
Capitalized research & development expenditures	11,627	9,369
Other	6,282	3,689
Total deferred tax assets	$72,677	$61,257
Less valuation allowances	(12,727)	(10,430)
Total deferred asset taxes	$59,950	$50,827
Deferred tax liabilities
Depreciation	$(26,886)	$(23,484)
Goodwill and other intangibles amortization	(96,779)	(106,041)
Right of use assets	(23,075)	(17,517)
Hedging OCI	(2,190)	(1,386)
Total deferred tax liabilities	(148,930)	(148,428)
Total deferred tax liability	$(88,980)	$(97,601)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2024, 2023 and 2022, respectively, were as follows, including foreign translation amounts:

Reconciliation of Unrecognized Tax Benefits (in thousands)	2024	2023	2022
Balance as of January 1	$4,641	$7,232	$944
Additions based on tax positions related to prior years	585	39	6,528
Reductions based on tax positions related to prior years	(49)	(103)	(38)
Additions for tax positions of the current year	647	463	73
Lapse of statute of limitations	(1,157)	(2,990)	(275)
Balance as of December 31	$4,667	$4,641	$7,232

During 2024, the Company’s uncertain tax positions decreased by $1.2 million, primarily due to positions for open years of which were assumed in the Company’s acquisition of ETANCO. Tax positions of $1.5 million, $2.0 million, and $0.2 million are included in the balance of unrecognized tax benefits as of December 31, 2024, 2023, and 2022, respectively, which if recognized, would reduce the effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in accordance with the Company’s accounting policy. The Company accrued $1.4 million, $0.7 million and $0.9 million as of December 31, 2024, 2023 and 2022, respectively for the potential payment of interest and penalties before income tax benefits. The Company does not expect any material changes in unrecognized tax benefits within the next 12 months.

As of December 31, 2024, the Company remained subject to federal income tax examinations in the U.S. for the tax years 2021 through 2024. In addition, tax years 2019 through 2024 remain open in various states, local and foreign jurisdictions.

On August 16, 2022, the Inflation Reduction Act “IRA” was signed into the law. The provisions included a new Corporate Alternative Minimum Tax "CAMT", an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, all effective for tax year 2023 and onwards. The Company is not subject to the provisions of CAMT and does not expect the impact of the remaining provisions to be material.

17. Retirement Plans

The Company has seven defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. The Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan (the "Plan") covers U.S. employees and provides for quarterly safe harbor contributions, limited to 3.0% of the employees' quarterly eligible compensation and for annual discretionary contributions, subject to certain limitations. The discretionary amounts for 2024, 2023 and 2022 were equal to 7.0% of qualifying salaries or wages of the covered employees. The Company also has the Simpson Manufacturing Co., Inc. SMW Supplemental 401(k) Plan where it makes periodic contributions to this plan in accordance with the collective bargaining agreement. For 2024, the Company contributed 1.0% of the covered employees' qualifying salaries and wages. The other five defined contribution plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3.0% to 15.0% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2024, 2023 and 2022, was $29.7 million, $26.8 million, and $23.8 million, respectively.

We participate in various multiemployer benefit plans that cover some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant. If we withdraw from participation in any of these plans, the applicable law would require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. As of December 31, 2024, we believe that there was no probable withdrawal liability under the multiemployer benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.

Our total contribution to various industry-wide, union-sponsored pension funds and a statutorily required pension fund for employees in the U.S. and Europe were $6.1 million, $5.7 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

18. Related Party Transactions

In 2023, the Company identified certain purchases of goods and services from companies where the former Chief Executive Officer of the Company served as a director on the respective company's board providing the goods or services. The amount of goods and services purchased by the Company pursuant to these arrangements was not material to the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2023.

The Company identified certain related party transactions for the years ended December 31, 2024 and 2023. The total expenses were not material to the Company, and the majority of the expenses were recorded within general and administrative expenses on our Consolidated Statement of Operations during the years ended December 31, 2024 and 2023.

19. Segment Information

The Company is organized into three reporting segments defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The financial information of these segments is available and utilized by the Chief Executive Officer, the Company’s CODM, to assess the segments’ performance. The primary measurements used to measure the financial performance of the segments are revenue, gross margins, and operating margins to decide whether to reinvest the profits, make acquisitions, pay down debt or borrow, or to return capital to shareholders via dividends and share repurchases.

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

The following table presents financial information of each segment that is used by the CODM to assess the performance of segments for periods ended December 31, 2024, 2023 and 2022, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2024
Net sales	$1,735,879	$479,055	$17,205	$—	$2,232,139
Wood Products	1,499,889	384,494	15,141	—	1,899,524
Concrete Products	233,936	94,561	2,060	—	330,557
Cost of sales	885,375	310,073	11,407	(567)	1,206,288
Gross profit	850,504	168,982	5,798	567	1,025,851
Research and development, and other engineering expenses	84,246	8,514	816	—	93,576
Selling expenses	164,947	51,005	3,450	—	219,402
General and administrative expenses	161,958	72,181	1,851	41,542	277,532
Sales to other segments *	3,263	4,764	33,407	—	41,434
Income from operations	439,567	33,806	(294)	(43,104)	429,975
Depreciation and amortization	49,139	31,747	2,630	1,883	85,399
Significant non-cash charges	12,895	1,607	275	4,245	19,022
Provision for income taxes	98,960	9,332	1,271	2,256	111,819
Business acquisitions, net of cash acquired; capital expenditures; asset acquisitions; and equity investments	243,728	13,863	3,280	273	261,144
Total assets	2,062,552	687,955	48,769	(63,108)	2,736,168

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2023
Net sales	$1,716,422	$480,756	$16,625	$—	$2,213,803
Wood Products	1,491,848	385,134	14,467	—	1,891,449
Concrete Products	222,720	95,621	2,159	—	320,500
Cost of sales	853,864	303,708	10,946	1,530	1,170,048
Gross profit	862,558	177,048	5,679	(1,530)	1,043,755
Research and development, and other engineering expenses	84,539	7,523	105	—	92,167
Selling expenses	150,616	50,553	2,811	—	203,980
General and administrative expenses	154,241	68,578	2,229	43,055	268,103
Sales to other segments *	4,718	5,900	29,040	—	39,658
Income from operations	473,229	45,998	535	(44,613)	475,149
Depreciation and amortization	40,883	29,668	2,226	1,930	74,707
Significant non-cash charges	13,344	2,379	515	7,658	23,896
Provision for income taxes	109,722	11,435	1,313	90	122,560
Business acquisitions, net of cash acquired; capital expenditures; asset acquisitions; and equity investments	92,725	21,975	6,402	(7,605)	113,497
Total assets	1,745,341	716,396	38,719	204,268	2,704,724

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2022
Net sales	$1,701,041	$400,303	$14,743	$—	$2,116,087
Wood Products	1,496,062	323,065	12,453	—	1,831,580
Concrete Products	202,687	77,228	2,290	—	282,205
Cost of sales	890,384	274,687	9,834	(111)	1,174,794
Gross profit	810,657	125,616	4,909	111	941,293
Research and development, and other engineering expenses	62,676	5,467	254	(43)	68,354
Selling expenses	126,990	39,872	2,509	7	169,378
General and administrative expenses	135,163	52,958	1,462	38,885	228,468
Sales to other segments *	4,862	5,732	32,979	—	43,573
Income from operations	485,899	11,121	723	(38,676)	459,067
Depreciation and amortization	36,003	22,594	1,730	563	60,890
Significant non-cash charges	7,504	1,099	510	5,868	14,981
Provision for income taxes	112,537	1,193	1,091	(751)	114,070
Business acquisitions, net of cash acquired; capital expenditures; asset acquisitions; and equity investments	54,594	817,163	1,173	2,871	875,801
Total assets	1,393,968	675,634	34,599	399,770	2,503,971

 * Sales to other segments are eliminated upon consolidation.

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore is in the total assets of "Administrative & All Other." Cash and cash equivalent balances in "Administrative & All Other" were $126.1 million, $368.6 million and $222.5 million as of December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had $111.6 million, or 46.6%, of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

The significant non-cash charges comprise compensation related to equity awards under the Company’s stock-based incentive plans, the Company’s employee stock bonus plan, and the Company's non-qualified deferred compensation plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income (expense), net and other, foreign exchange gain (loss), certain legal and professional fees associated with the acquisition of ETANCO, refer to Note 3 "Acquisitions," and gain on disposal of a assets. Interest income (expense) is primarily attributed to “Administrative & All Other.”

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2024, 2023 and 2022, respectively:

	2024		2023		2022
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$1,640,669	$439,326	$1,630,359	$305,564	$1,615,728	$273,407
France	225,336	54,807	223,562	62,547	170,904	90,296
Canada	90,220	2,799	81,404	2,722	81,036	2,571
Italy	56,042	24,869	62,428	25,245	47,294	4,342
Germany	48,134	12,273	45,319	12,077	42,954	11,507
Poland	45,528	11,452	39,978	10,836	27,803	2,721
United Kingdom	29,310	2,286	32,058	2,352	37,349	1,898
Belgium	17,549	1,723	18,802	2,297	15,032	2,182
Sweden	13,946	2,192	15,342	2,579	16,156	2,369
Denmark	12,746	4,614	12,318	3,734	12,610	1,015
Australia	12,196	1,181	11,351	800	9,468	245
Norway	8,391	—	9,635	852	12,241	—
Other countries	32,072	17,461	31,247	19,487	27,512	11,496
	$2,232,139	$574,983	$2,213,803	$451,092	$2,116,087	$404,049

Net sales and long-lived assets, excluding intangible assets and goodwill, are attributable to the country where the sales or manufacturing operations are located.

The Company's wood construction products are used in light-frame building applications and include connectors, truss plates, screw fastening systems, fasteners and pre-fabricated lateral-force resisting systems. Its concrete construction products are used in concrete, masonry and steel building applications and include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools, fiber reinforced materials, and other repair products used for protecting and strengthening structures. The following table shows the distribution of the Company’s net sales by product for the years ended December 31, 2024, 2023 and 2022, respectively:

(in thousands)	2024	2023	2022
Wood Construction	$1,899,524	$1,891,449	$1,831,580
Concrete Construction	330,557	320,500	282,205
Other	2,058	1,854	2,302
Total	$2,232,139	$2,213,803	$2,116,087

No customers accounted for more than 10.0% of net sales for the years ended 2024, 2023 and 2022.

20. Subsequent Events

Dividend Declaration

On January 31, 2025, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.28 per share of the Company's common stock, estimated to be $11.8 million in total. The record date for the dividend will be April 3, 2025, and will be paid on April 23, 2025.

Treasury Share Retirement

On January 31, 2025, the Board adopted a resolution to retire 559,179 shares held as treasury account in Stockholders' Equity.

Sale of Asset

On January 24, 2025, the Company has executed an agreement to sell its Gallatin, Tennessee facility for $19.1 million. As of December 31, 2024, the assets did not meet the held-for-sale criteria.

Share Repurchases

In February 2025, the Company repurchased 146,640 shares of the Company’s common stock in the open market at an average price of 170.48 per share for a total of approximately $25.0 million. As a result, as of February 28, 2025, approximately $75.0 million remained available for share repurchase through December 31, 2025 under the Company’s previously announced $100.0 million share repurchase authorization.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2024, 2023 and 2022

		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2024
Allowance for doubtful accounts	$3,881	$115	$998	$—	$2,998
Allowance for sales discounts	8,181	—	995	—	7,186
Allowance for deferred tax assets	10,430	2,595	—	298	12,727
Year to date December 31, 2023
Allowance for doubtful accounts	3,240	730	89	—	3,881
Allowance for sales discounts	8,769	—	588	—	8,181
Allowance for deferred tax assets	11,179	955	—	1,704	10,430
Year to date December 31, 2022
Allowance for doubtful accounts	1,932	1,663	355	—	3,240
Allowance for sales discounts	7,225	1,544	—	—	8,769
Allowance for deferred tax assets	11,991	97	—	909	11,179

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Grant Thornton LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report included in the Company’s Consolidated Financial Statements.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The other information required by this Item will be contained in the Company’s proxy statement for the 2025 Annual Meeting of Stockholders to be held on Tuesday, May 6, 2025, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2024, which information is incorporated herein by reference.

Insider Trading Policies and Procedures
We have adopted an insider trading policy (the “Insider Trading Policy”) which applies to all employees and prohibits trading in the Company's and its affiliates' securities by persons associated with the Company that may possess material nonpublic information relating to the Company and affiliates. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s proxy statement for the 2025 Annual Meeting of Stockholders to be held on Tuesday, May 6, 2025, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2024, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s proxy statement for the 2025 Annual Meeting of Stockholders to be held on Tuesday, May 6, 2025, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2024, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s proxy statement for the 2025 Annual Meeting of Stockholders to be held on Tuesday, May 6, 2025, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2024, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s proxy statement for the 2025 Annual Meeting of Stockholders to be held on Tuesday, May 6, 2025, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2024, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2024, and 2023

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2024, is filed as part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts-Years ended December 31, 2024, 2023 and 2022.

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

3.2    Certificate of Amendment of Certificate of Incorporation of Simpson Manufacturing Co., Inc.is incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 6, 2024.

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

10.3*    Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through March 17, 2017 is incorporate by reference to Exhibit 10.5 of its Annual Report on Form 10-K dated February 28, 2024.
*Management contract or compensatory plan or arrangement.

10.4*    Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 9, 2015.
*Management contract or compensatory plan or arrangement.

10.5*    Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan is incorporated by reference to Exhibit 4.5 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form S-8, File Number 333-173811, dated December 15, 2015.
*Management contract or compensatory plan or arrangement.

    10.6*    Simpson Manufacturing Co., Inc. Executive Severance Plan is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 6, 2024.
*Management contract or compensatory plan or arrangement.

10.7* Simpson Manufacturing Co., Inc. Non-qualified Plan is incorporated by reference to Exhibit 4.3 of the Company's Form S-8 filed on May 8, 2023.
*Management contract or compensatory plan or arrangement.

10.8*    Form of Simpson Manufacturing Co., Inc. Director Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.9 of its Annual Report on Form 10-K dated February 28, 2022.
*Management contract or compensatory plan or arrangement.

10.9 *Form of Simpson Manufacturing Co., Inc. 2022 Performance Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.10 of its Annual Report on Form 10-K dated February 28, 2022.
     *Management contract or compensatory plan or arrangement.

10.10*Form of Simpson Manufacturing Co., Inc. 2022 Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.11 of its Annual Report on Form 10-K dated February 28, 2022.
    * Management contract or compensatory plan or arrangement.

10.11*Form of Simpson Manufacturing Co., Inc. 2024 Performance Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.12 of its Annual Report on Form 10-K dated February 28, 2024.
* Management contract or compensatory plan or arrangement.

10.12*Form of Simpson Manufacturing Co., Inc. 2024 Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.13 of its Annual Report on Form 10-K dated February 28, 2024.
* Management contract or compensatory plan or arrangement.

19.1    Insider Trading Policy of Simpson Manufacturing Co., Inc., effective as of February 20, 2025, is filed herewith.

21.    List of Subsidiaries of the Registrant is filed herewith.

23    Consent of Grant Thornton LLP is filed herewith.

31.1    Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

31.2    Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

32.    Section 1350 Certifications are furnished herewith.

97.    Compensation Recovery Policy of Simpson Manufacturing Co., Inc., effective as of July 28, 2023, is incorporated by reference to Exhibit 97 of its Annual Report on Form 10-K dated February 28, 2024.

101    Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2024, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104    Cover Page Interactive Data File (embedded within the Inline XBRL document).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 28, 2025		Simpson Manufacturing Co., Inc.
(Registrant)
		By	/s/Matt Dunn
Matt Dunn
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Mike Olosky	Chief Executive Officer and Director	February 28, 2025
(Mike Olosky)	(principal executive officer)

Chief Financial Officer:

/s/Matt Dunn	Chief Financial Officer and Treasurer	February 28, 2025
(Matt Dunn)	(principal accounting and financial officer)

Directors:

/s/Philip E. Donaldson	Chairman of the Board and Director	February 28, 2025
(Philip E. Donaldson)

/s/James S. Andrasick	Director	February 28, 2025
(James S. Andrasick)

/s/Chau Banks	Director	February 28, 2025
(Chau Banks)

/s/Felica Coney	Director	February 28, 2025
(Felica Coney)

/s/Gary M. Cusumano	Director	February 28, 2025
(Gary M. Cusumano)

/s/Angela Drake	Director	February 28, 2025
(Angela Drake)

/s/Celeste Volz Ford	Director	February 28, 2025
(Celeste Volz Ford)

/s/Kenneth Knight	Director	February 28, 2025
(Kenneth Knight)