Form 10-Q
period 2025-03-31
Simpson Manufacturing Co., Inc.
filed 2025-05-09
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

The number of shares of the registrant’s common stock outstanding as of May 5, 2025: 41,827,893

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2025	2024	2024
ASSETS
Current assets
Cash and cash equivalents	$150,290	$369,122	$239,371
Trade accounts receivable, net	373,198	343,414	284,392
Inventories	618,784	555,745	593,175
Other current assets	61,973	60,473	59,383
Total current assets	1,204,245	1,328,754	1,176,321
Property, plant and equipment, net	568,503	437,429	531,655
Operating lease right-of-use assets	101,701	65,933	93,933
Goodwill	527,621	492,767	512,383
Intangible assets, net	381,079	352,527	375,051
Other noncurrent assets	39,807	44,536	46,825
Total assets	$2,822,956	$2,721,946	$2,736,168
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$118,019	$102,997	$100,972
Accrued liabilities and other current liabilities	239,511	226,944	242,876
Long-term debt, current portion	22,500	22,500	22,500
Total current liabilities	380,030	352,441	366,348
Operating lease liabilities, net of current portion	82,913	52,051	76,184
Long-term debt, net of current portion and issuance costs	357,278	453,454	362,563
Deferred income tax	90,346	96,937	90,303
Other long-term liabilities	41,871	41,400	27,636
Total liabilities	952,438	996,283	923,034
Commitments and contingencies (Note 12)
Non-qualified deferred compensation plan share awards	8,804	—	7,786
Stockholders’ equity
Common stock, at par value	419	424	424
Additional paid-in capital	311,215	309,661	307,197
Retained earnings	1,611,095	1,440,165	1,646,568
Common stock held in non-qualified deferred compensation plan ("DCP")	(1,284)	—	(1,297)
Treasury stock	(25,105)	—	(100,771)
Accumulated other comprehensive loss	(34,626)	(24,587)	(46,773)
Total stockholders’ equity	1,861,714	1,725,663	1,805,348
Total liabilities, mezzanine equity, and stockholders’ equity	$2,822,956	$2,721,946	$2,736,168

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$538,895	$530,579
Cost of sales	286,855	286,023
Gross profit	252,040	244,556
Operating expenses:
Research and development and engineering expense	19,839	21,918
Selling expense	54,164	54,499
General and administrative expense	75,666	70,193
Total operating expenses	149,669	146,610
Acquisition and integration related costs	127	2,046
Net gain on disposal of assets	(75)	(198)
Income from operations	102,319	96,098
Interest income, net and other finance costs	1,103	351
Other & foreign exchange gain, net	1,058	1,969
Income before taxes	104,480	98,418
Provision for income taxes	26,596	22,988
Net income	$77,884	$75,430
Other comprehensive income
Translation adjustment and other, net of tax	17,836	(19,642)
Unamortized pension adjustments, net of tax	420	(73)
Cash flow hedge adjustment, net of tax	(6,109)	5,118
Comprehensive income	$90,031	$60,833
Earnings per common share:
Basic	$1.86	$1.78
Diluted	$1.85	$1.77
Weighted average shares outstanding
Basic	41,846	42,386
Diluted	42,010	42,630
Cash dividends declared per common share	$0.28	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended March 31, 2025 and 2024

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at December 31, 2024	41,878	$424	$307,197	$1,646,568	$(46,773)	$(1,297)	$(100,771)	$1,805,348
Net income	—	—	—	77,884	—	—	—	77,884
Translation adjustment and other, net of tax	—	—	—	—	17,836	—	—	17,836
Pension adjustment, net of tax	—	—	—	—	420	—	—	420
Cash flow hedges, net of tax	—	—	—	—	(6,109)	—	—	(6,109)
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	4,981	—	—	—	—	4,981
Common stock held in DCP	(15)	—	87	—	—	(87)	—	—
Distribution/ diversification of common stock held in DCP	1	—	—	—	—	100	—	100
Change in redemption value of share awards in DCP	—	—	—	(833)	—	—	—	(833)
Shares issued from release of Restricted Stock Units	64	1	(4,576)	—	—	—	—	(4,575)
Repurchase of common stock, including excise tax	(147)	—	—	—	—	—	(25,105)	(25,105)
Retirement of common stock	—	(6)	—	(100,765)	—	—	100,771	—
Cash dividends declared on common stock, $0.28 per share	—	—	—	(11,759)	—	—	—	(11,759)
Common stock issued at $165.83 per share for stock bonus	21	—	3,526	—	—	—	—	3,526
Balance at March 31, 2025	41,802	$419	$311,215	$1,611,095	$(34,626)	$(1,284)	$(25,105)	$1,861,714

Balance December 31, 2023	42,323	$426	$313,119	$1,426,554	$(9,990)	$—	$(50,363)	$1,679,746
Net income	—	—	—	75,430	—	—	—	75,430
Translation adjustment and other, net of tax	—	—	—	—	(19,642)	—	—	(19,642)
Pension adjustment, net of tax	—	—	—	—	(73)	—	—	(73)
Cash flow hedges, net of tax	—	—	—	—	5,118	—	—	5,118
Stock-based compensation expense	—	—	4,085	—	—	—	—	4,085
Shares issued from release of Restricted Stock Units	119	1	(7,543)	—	—	—	—	(7,542)
Retirement of common stock	—	(3)	—	(50,360)	—	—	50,363	—
Cash dividends declared on common stock, $0.27 per share	—	—	—	(11,459)	—	—	—	(11,459)
Balance at March 31, 2024	42,442	$424	$309,661	$1,440,165	$(24,587)	$—	$—	$1,725,663
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income	$77,884	$75,430
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(76)	(198)
Depreciation and amortization	19,193	19,189
Noncash lease expense	4,247	3,865
Release of acquisition related tax and legal contingency	—	(1,363)
Loss in equity method investment, before tax	141	30
Deferred income taxes	(1,256)	(881)
Noncash compensation related to stock plans and other changes in the fair value of DCP	6,598	5,346
Provision (recovery) for doubtful accounts	254	(416)
Deferred hedge gain	(897)	(752)
Changes in operating assets and liabilities, net of amounts acquired
Trade accounts receivable	(85,384)	(61,254)
Inventories	(18,484)	(9,055)
Trade accounts payable	18,224	399
Other current assets	(4,807)	(12,758)
Accrued liabilities and other current liabilities	(5,100)	(2,654)
Other noncurrent assets and liabilities	(2,974)	(6,990)
Net cash provided by operating activities	7,563	7,938
Cash flows from investing activities
Capital expenditures	(50,165)	(39,412)
Purchases of equity investments	(187)	(101)
Proceeds from sale of property and equipment	250	142
Net cash used in investing activities	(50,102)	(39,371)
Cash flows from financing activities
Repurchase of common stock	(25,000)	—
Issuance of common stock	3,526	—
Proceeds from line of credits	1,768	1,262
Repayments of lines of credit and term loan	(6,815)	(7,088)
Dividends paid	(11,735)	(11,430)
Cash paid on behalf of employees for shares withheld	(4,576)	(7,544)
Net cash used in financing activities	(42,832)	(24,800)
Effect of exchange rate changes on cash	(3,710)	(4,467)
Net decrease in cash and cash equivalents	(89,081)	(60,700)
Cash and cash equivalents at beginning of period	239,371	429,822
Cash and cash equivalents at end of period	$150,290	$369,122
Noncash activity during the period
Noncash capital expenditures	$9,081	$7,532
Dividends declared but not paid	11,758	11,459
Issuance of Company’s common stock for compensation	3,526	—
The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). Investments in 50% or less owned entities are accounted for using either the cost or the equity method. All significant intercompany transactions have been eliminated upon consolidation. Certain amounts in the Condensed Consolidated Financial Statements of the prior year have been reclassified to conform to the fiscal 2025 presentation. These reclassifications had no impact on the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flow.

For the three months ended March 31, 2025, the Company reallocated some of the costs from “Research and development and engineering expense” and “Selling expense” to “General and administrative expense” within the Condensed Consolidated Statements of Earnings and Comprehensive Income. The change was made on a prospective basis and did not adjust operating results of prior periods. While this change impacts the comparability of the results for prior periods presented, the change did not have any impact on the total operating expenses.

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

Effective January 1, 2025, the Company changed its method of computing depreciation of Machinery and Equipment from accelerated methods to a straight-line method. The Company determined that the change in depreciation method is considered change in accounting estimate affected by a change in accounting principle. Accordingly, a change in accounting estimate affected by a change in accounting principle was applied prospectively. As a result of the change to the straight-line method, there is a $1.9 million reduction in depreciation expense and an estimated $1.4 million increase in net income, or approximately $0.03 per basic and $0.03 per diluted share, for the three months ended March 31, 2025.

Interim Reporting Period

The accompanying unaudited quarterly Condensed Consolidated Financial Statements have been prepared in accordance with GAAP pursuant to the rules and regulations for reporting interim financial information and instructions on Form 10-Q. Accordingly, certain information and footnotes required by GAAP have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).

The unaudited quarterly Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein in accordance with GAAP. The year-end Condensed Consolidated Balance Sheet data provided herein were derived from audited consolidated financial statements included in the 2024 Form 10-K, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. Accordingly, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any future periods.

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

The changes in the allowance for doubtful accounts receivable for the three months ended March 31, 2025 are outlined in the table below:

	December 31, 2024	Expense (Deductions), net	Write-Offs[1]	March 31, 2025
Allowance for credit losses	$2,998	254	73	$3,179
1Amount is net of recoveries and the effect of foreign currency fluctuations.

Fair Value of Financial Instruments

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unrelated market participants. As such, fair value is a market-based measurement that is determined based on assumptions that unrelated market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair values of the Company's investments and liabilities in the deferred compensation plan are classified as Level 1 within the fair value hierarchy, and are subject to investment risks. The fair values of interest rate and foreign currency contracts are classified as Level 2 within the fair value hierarchy. The fair values of the Company’s contingent consideration related to acquisition is classified as Level 3 within the fair value hierarchy, as this amount is based on unobservable inputs such as management estimates and entity-specific assumptions and are evaluated on an ongoing basis.

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of March 31, 2025 and 2024:

	2025			2024
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$21,901	$—	$—	$113,716	$—	$—
Derivative instruments - assets (3)	—	22,936	—	—	28,876	—
Investment in deferred compensation plan (4)	1,065	—	—	—	—	—
Liabilities
Term loan due 2027 (2)	—	382,500	—	—	405,000	—
Revolver due 2027 (2)	—	—	—	—	75,038	—
Derivative instruments - liabilities (3)		20,910	—	—	19,472	—
Deferred compensation plan liabilities (4)	2,897	—	—	—	—	—
Contingent considerations	—	—	5,400	—	—	6,508

(1) The carrying amounts of cash equivalents, representing money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of March 31, 2025 and 2024 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of March 31, 2025 and 2024 based upon their terms and conditions in comparison to debt instruments with similar terms and conditions available on the same date.
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

For common stock that has not been diversified, the Company common stock held in the deferred compensation plan is classified in a manner similar to treasury stock and presented separately on the Condensed Consolidated Balance Sheets as Company's common stock held by the non-qualified deferred compensation plan. Common stock is recorded at fair value of the stock at the time it vested, subsequent changes in the value of the common stock is not recognized. The deferred compensation obligations are measured independently at fair value of the common stock with a corresponding charge or credit to compensation cost. Fair value is determined as the product of the common stock and the closing price of the stock each reporting period.

Under plan D, assets held by the rabbi trust are subject to applicable GAAP. The deferred compensation obligation is measured independently at fair value of the underlying assets.

The Company previously presented certain DCP transactions within existing financial statement line items of the condensed consolidated balance sheets and Condensed Consolidated Statement of Stockholders’ Equity for period ended March 31, 2024. The Company has reflected these DCP transactions in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity for the periods ended March 31, 2025 and December 31, 2024. The transactions resulted in reclassifying equity balances related to "Non-qualified deferred compensation plan share awards" as mezzanine equity for $8.8 million and they were combined with stock-based compensation expense in the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2025. The Company has evaluated the prior period reclassifications both qualitatively and quantitatively and has concluded that they have an immaterial impact on the periods presented.

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

Contract liability is recorded when consideration is received from a customer and the Company has remaining unsatisfied performance obligations

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

Accounting Standard Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") 2023-07, which aligns interim segment disclosure requirements with existing annual requirements and includes updates to segment reporting, most notably through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker (“CODM”). The Company adopted the ASU for annual disclosures for the year ended December 31, 2024, and interim disclosures for the first quarter of 2025. The ASU is applied retrospectively to all prior periods presented in the accompanying unaudited consolidated financial statements, and it had no impact on the Company’s consolidated financial statements. Refer to Note 13 for more information.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 requiring enhanced income tax disclosures. The ASU requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is continuing to analyze the requirements and expects immaterial impact of the ASU on its Condensed Consolidated Financial Statements.

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

The Company does not believe other new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its Condensed Consolidated Financial Statements.

2.    Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these interim financial statements under Note 13.

Wood Construction Products Revenue. Wood construction products represented approximately 85.3% and 85.1% of total net sales for the three months ended March 31, 2025 and 2024, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 14.4% and 14.8% of total net sales for the three months ended March 31, 2025 and 2024 respectively.

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

Contract liabilities consist of billings in excess of costs and earnings and other deferred revenue on cancellable contracts. The time period between when consideration was received to when performance obligations are complete may not be significant. As of March 31, 2025 and 2024, the Company's contract liability was $7.2 million and immaterial, respectively. The Company recognized revenue of $3.0 million during the period ended March 31, 2025. The Company had no material contract assets from contract with customers.

3.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net income available to common stockholders	$77,884	$75,430

Basic weighted-average shares outstanding	41,846	42,386
Dilutive effect of potential common stock equivalents	164	244
Diluted weighted-average shares outstanding	42,010	42,630
Net earnings per common share:
Basic	$1.86	$1.78
Diluted	$1.85	$1.77

4.    Stock-Based Compensation

The Company currently maintains the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”) as its only equity incentive plan. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate may be issued, including shares already issued pursuant to prior awards granted under the 2011 Plan. Shares of the Company's common stock underlying awards to be issued pursuant to the 2011 Plan are registered under the Securities Act. Under the 2011 Plan, the Company may grant restricted stock, restricted stock units, and stock options. The Company currently intends to award only performance-based stock units ("PSUs") and/or time-based restricted stock units ("RSUs").

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $6.5 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, the Company granted an aggregate of 110 thousand RSUs and PSUs to the Company's employees, including officers at an estimated weighted average fair value of $166.60 per share based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based, or time and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

As of March 31, 2025, the Company's aggregate unamortized stock compensation expense was approximately $37.5 million which is expected to be recognized in expense over a weighted-average period of 2.5 years.

5.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of March 31,		As of December 31,
(in thousands)	2025	2024	2024
Trade accounts receivable	$381,725	$350,622	$291,480
Allowance for credit losses	(3,179)	(2,927)	(2,998)
Allowance for sales discounts and returns	(5,348)	(4,281)	(4,090)
	$373,198	$343,414	$284,392

6.    Inventories

The components of inventories are as follows:

	As of March 31,		As of December 31,
(in thousands)	2025	2024	2024
Raw materials	$206,466	$165,152	$207,818
In-process products	60,059	57,058	57,627
Finished products	352,259	333,535	327,730
	$618,784	$555,745	$593,175

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

As of March 31, 2025, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts and EUR forward contract were $382.5 million, $401.0 million and $321.7 million, respectively.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the three months ended March 31, 2025 and March 31, 2024.

The effects of fair value and cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, were as follows:

	2025			2024
(in thousands)	Cost of sales	Interest income (expense), net and other finance costs	Other & foreign exchange loss, net	Cost of sales	Interest income (expense), net and other finance costs	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$286,855	$1,103	$1,058	$286,023	$351	$1,969
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	1,965	—	—	—	3,147	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	1,127	—	(15,844)	—	1,240	10,140
Forward contract
Amount of gain reclassified from OCI to earnings	—	—	—	(188)	—	—

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, 2025 and 2024 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2025	2024		2025	2024
Interest rate contracts	$(1,787)	$6,806	Interest expense	$1,965	$3,147
Cross currency contracts	(13,789)	10,975	Interest expense	1,127	1,240
Forward contracts	—	—	FX gain (loss)	(15,844)	10,140
			Cost of goods sold	—	(188)
Total	$(15,576)	$17,781		$(12,752)	$14,339

For the three months ending March 31, 2025 and March 31, 2024 loss on the net investment hedge of $4.1 million and gain on the net investment hedge of $4.7 million were included in OCI, respectively. For the three months ending March 31, 2025 and March 31, 2024, excluded gains of $1.2 million and $1.3 million were reclassified from OCI to interest expense, respectively.

As of March 31, 2025, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheet were comprised of an asset of $22.9 million, of which $11.2 million is included in other current assets, and the balance of $11.7 million as other non-current assets, and of a non-current liability of $20.9 million included as deferred income tax and other long-term liabilities.

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of March 31,		As of December 31,
(in thousands)	2025	2024	2024
Land	$59,512	$62,036	$61,054
Buildings and site improvements	249,000	245,240	246,138
Leasehold improvements	13,487	10,085	11,313
Machinery and equipment	581,423	530,283	567,322
	903,422	847,644	885,827
Less: accumulated depreciation and amortization	(531,393)	(486,564)	(516,320)
	372,029	361,080	369,507
Capital projects in progress	196,474	76,349	162,148
Total	$568,503	$437,429	$531,655

Assets held-for sale

In January 2025, the Company made a decision to sell its unimproved land located in Stockton, California. The Company determined that the long-lived assets meet the criteria to be classified as held for sale in its condensed financial statements, and presented the asset's carrying value of approximately $2.4 million in Other current assets line of the condensed consolidated balance sheets.

9.    Goodwill and Intangible Assets, net

Goodwill by segment were as follows:

	As of March 31,		As of December 31,
(in thousands)	2025	2024	2024
North America	$134,155	$101,496	$134,148
Europe	392,273	390,026	377,049
Asia/Pacific	1,193	1,245	1,186
Total	$527,621	$492,767	$512,383

Amortizable intangible assets were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance as of December 31, 2023	$38,598	$(4,854)	$33,744
Amortization	—	(691)	(691)
Foreign exchange	(419)	—	(419)
Balance as of March 31, 2024	38,179	(5,545)	32,634
Purchases	15,800	—	15,800
Amortization	—	(2,777)	(2,777)
Foreign exchange	(507)	—	(507)
Balance as of December 31, 2024	53,472	(8,322)	45,150
Amortization	—	(675)	(675)
Foreign exchange	285	—	285
Balance as of March 31, 2025	$53,757	$(8,997)	$44,760

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance as of December 31, 2023	$22,508	$(20,279)	$2,229
Amortization	—	(210)	(210)
Foreign exchange	(184)	—	(184)
Balance as of March 31, 2024	22,324	(20,489)	1,835
Amortization	—	(781)	(781)
Foreign exchange	135	—	135
Balance as of December 31, 2024	22,459	(21,270)	1,189
Amortization	—	(171)	(171)
Foreign exchange	(490)	—	(490)
Balance as of March 31, 2025	$21,969	$(21,441)	$528

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other
Balance as of December 31, 2023	$28,147	$(15,745)	$12,402
Amortization	—	(378)	(378)
Foreign exchange	35	—	35
Balance as of March 31, 2024	28,182	(16,123)	12,059
Purchases	14,100	—	14,100
Amortization	—	(2,594)	(2,594)
Foreign exchange	(42)	—	(42)
Balance as of December 31, 2024	42,240	(18,717)	23,523
Amortization	—	(1,219)	(1,219)
Foreign exchange and other	1,036	—	1,036
Balance as of March 31, 2025	$43,276	$(19,936)	$23,340

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance as of December 31, 2023	$269,166	$(46,399)	$222,767
Amortization	—	(4,591)	(4,591)
Foreign exchange	(4,601)	—	(4,601)
Balance as of March 31, 2024	264,565	(50,990)	213,575
Purchases	10,560	—	10,560
Disposals	331	—	331
Amortization	—	(12,771)	(12,771)
Foreign exchange	(12,144)	—	(12,144)
Balance as of December 31, 2024	263,312	(63,761)	199,551
Amortization	—	(4,346)	(4,346)
Foreign exchange and other	11,500	—	11,500
Balance as of March 31, 2025	$274,812	$(68,107)	$206,705

Definite-lived and indefinite-lived assets, net, by segment were as follows:

	As of March 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
North America	$116,930	$(40,839)	$76,091
Europe	378,951	(77,172)	301,779
Asia/Pacific	3,936	(727)	3,209
Total	$499,817	$(118,738)	$381,079

	As of March 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
North America	$64,189	$(34,505)	$29,684
Europe	377,408	(58,263)	319,145
Asia/Pacific	4,077	(379)	3,698
Total	$445,674	$(93,147)	$352,527

	As of December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
North America	$116,550	$(39,061)	$77,489
Europe	366,586	(72,621)	293,965
Asia/Pacific	4,240	(643)	3,597
Total	$487,376	$(112,325)	$375,051

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $6.4 million and $5.6 million for the three months ended March 31, 2025 and 2024, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 9.4 years.

At March 31, 2025, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining nine months of 2025	$19,626
2026	25,799
2027	25,518
2028	25,370
2029	25,104
2030	24,244
Thereafter	144,289
$289,950
Indefinite-lived intangible assets totaled $105.7 million, $92.4 million, and $105.7 million as of March 31, 2025, and 2024 and December 31, 2024, respectively.

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2025, were as follows:

(in thousands)	Goodwill	Intangible Assets
Balance at December 31, 2024	$512,383	$375,051
Amortization	—	(6,411)
Foreign exchange and other	15,238	12,439
Balance at March 31, 2025	$527,621	$381,079

10.    Leases

The Company has operating leases for certain facilities, equipments, and automobiles. The existing operating leases expire at various dates through 2039, some of which include options to extend the leases for up to five years. The Company measured the lease liability at the present value of the lease payments to be made over the lease term. The lease payments are discounted using the Company's incremental borrowing rate. The Company measured the ROU assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of March 31, 2025 and 2024 and December 31, 2024, Condensed Consolidated Statements of Earnings and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024:

	Condensed Consolidated Balance Sheets Line Item	March 31,		December 31,
(in thousands)		2025	2024	2024
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$101,701	$65,933	$93,933
Liabilities
Operating - current	Accrued expenses and other current liabilities	$20,791	$15,378	$19,415
Operating - noncurrent	Operating lease liabilities	82,913	52,051	76,184
Total operating lease liabilities		$103,704	$67,429	$95,599

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended March 31,
(in thousands)		2025	2024
Operating lease cost	General administrative expenses and cost of sales	$6,518	$4,685

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,131	$4,587
Operating right-of-use assets obtained in exchange for new lease liabilities	24,502	2,213

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2025:

(in thousands)	Operating Leases
Remaining nine months of 2025	$19,358
2026	23,266
2027	20,045
2028	17,658
2029	14,254
2030	10,591
Thereafter	22,787
Total lease payments	127,959
Less: Present value discount	(24,255)
Total lease liabilities	$103,704

The following table summarizes the Company's operating lease terms and discount rates as of March 31, 2025 and 2024:

	2025	2024
Weighted-average remaining lease terms (in years)	6.7	5.3
Weighted-average discount rate	5.3%	4.9%

11.    Debt

As of March 31, 2025, the Company had $382.5 million, excluding deferred financing costs, outstanding under its Amended and Restated Credit Facility. The Company had outstanding balances of $480.0 million and $388.1 million under the Amended and Restated Credit Facility as of March 31, 2024, and December 31, 2024, respectively.

The following is a schedule, by years, of maturities for the remaining term loan facility as of March 31, 2025:

(in thousands)	5-Year Term Loan
Remaining nine months of 2025	$16,875
2026	22,500
2027	343,125
Total loan outstanding	$382,500

The Company was in compliance with its financial covenants under the Amended and Restated Credit Facility as of March 31, 2025.

Certain of the Company's domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders that is in addition to the Amended and Restated Credit Facility. As of March 31, 2025, all of the Company's credit facilities provide a total of $456.1 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

The three regional segments are the North America segment (comprised primarily of the Company’s operations in the U.S. and Canada), the Europe segment and the Asia/Pacific segment (comprised of the Company’s operations in Asia, and the South Pacific). These segments are similar in several ways, including the types of materials used, the production processes, the distribution channels and the product applications.

The Administrative & All Other column primarily includes expenses such as self-insured workers compensation claims for employees, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities.The following table presents financial information of each segment that is used by the CODM to assess the performance of segments for periods ended March 31, 2025 and March 31, 2024, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2025
Net sales	$420,699	$113,860	$4,336	$—	$538,895
Wood Products	361,926	93,875	3,641	—	459,442
Concrete Products	57,002	19,985	696	—	77,683
Cost of sales	210,407	73,838	2,611	(1)	286,855
Gross profit	210,292	40,022	1,725	1	252,040
Research and development, and other engineering expenses	17,508	2,132	199	—	19,839
Selling expenses	41,062	12,307	795	—	54,164
General and administrative expenses	47,491	16,277	371	11,527	75,666
Sales to other segments *	739	2,189	8,634	—	11,562
Income from operations	104,238	9,309	359	(11,587)	102,319
Depreciation and amortization	10,935	7,691	567	—	19,193
Significant non-cash charges	4,829	638	68	942	6,477
Provision for income taxes	23,170	2,942	363	121	26,596
Business Acquisition, net of cash acquired, capital expenditures and asset acquisitions, net of cash acquired	43,508	3,108	150	3,399	50,165
Total assets	2,150,075	730,238	48,668	(106,025)	2,822,956

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2024
Net sales	$406,749	$119,938	$3,892	$—	$530,579
Wood Products	349,853	98,376	3,343	—	451,572
Concrete Products	56,619	21,562	549	—	78,730
Cost of sales	206,212	76,126	3,216	469	286,023
Gross profit	200,537	43,812	676	(469)	244,556
Research and development, and other engineering expenses	19,794	1,956	168	—	21,918
Selling expenses	40,791	12,951	757	—	54,499
General and administrative expenses	41,150	18,697	326	10,020	70,193
Sales to other segments *	841	1,251	6,852	—	8,944
Income from operations	98,904	8,258	(575)	(10,489)	96,098
Depreciation and amortization	10,211	7,818	599	561	19,189
Significant non-cash charges	3,471	905	52	918	5,346
Provision for income taxes	21,754	2,943	(3)	(1,706)	22,988
Business Acquisition, net of cash acquired, capital expenditures and asset acquisitions, net of cash acquired	32,343	2,843	619	3,607	39,412
Total assets	1,782,890	716,263	36,275	186,518	2,721,946

*    Sales to other segments are eliminated upon consolidation.

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $60.8 million and $276.6 million, as of March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $89.5 million or 59.5%, of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

The Company's wood construction products are used in light-frame building applications and include connectors, truss plates, screw fastening systems, fasteners and pre-fabricated lateral-force resisting systems. Its concrete construction products are used in concrete, masonry and steel building applications and include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools, fiber reinforced materials, and other repair products used for protecting and strengthening structures. The following table shows the distribution of the Company’s net sales by product for the three months ended March 31, 2025, 2024, respectively:

	Three Months Ended March 31,
(in thousands)	2025	2024

Wood Construction	$459,442	$451,572
Concrete Construction	77,683	78,730
Other	1,770	277
Total	$538,895	$530,579

14.    Subsequent Events

Dividend Declared

On May 6, 2025, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.29 per share, estimated to be $12.1 million in total. The dividend will be payable on July 24, 2025, to the Company's stockholders of record on July 3, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Simpson Manufacturing Co., Inc., a Delaware corporation, and its wholly-owned subsidiaries, including Simpson Strong-Tie Company Inc., unless otherwise stated. The Company regularly uses its website to post information regarding its business and governance. The Company encourages investors to use http://www.simpsonmfg.com as a source of information about the Company. The information on our website is not incorporated by reference into this report or other material we file with or furnish to the Securities and Exchange Commission (the “SEC”), except as explicitly noted or as required by law.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are all statements other than those of historical fact and include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales and market growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, our strategic initiatives, including the impact of these initiatives on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include, the effect of tariffs and international trade policies on our business operations, the effects of inflation and labor and supply shortages on our operations, and the operations of our customers, suppliers, and business partners, and those factors discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of sales price increases of our products, the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and our ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

We caution that you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business, results of operations, and financial condition.

Overview

We design, manufacture, and sell building construction products that are of high quality and performance, easy to use, and cost-effective for customers. We operate in three business segments determined by geographic region: North America, Europe, and Asia/Pacific. Within the North America segment, our sales efforts are aligned to customer market teams dedicated to serving the following markets:

•Residential;
•Commercial;
•Original Equipment Manufacturers (“OEM”);
•National Retail; and
•Component Manufacturers

Our organic growth opportunities are focused on expanding our product lines with our current customers while also identifying new market share gain opportunities within our core product and market competencies.

To grow in these markets, we aspire to be among the leaders in engineered, load-rated construction building products and systems as well as digital product offerings. We also aspire to leverage our engineering expertise, deep-rooted relationships with top builders, engineers, contractors, code officials, and distributors, along with our ongoing commitment to testing, research, and innovation. Importantly, we currently have existing products, testing results, distribution, and manufacturing capabilities to support our ambitions. This will ultimately be a function of expanding our sales and/or marketing functions to promote our products to different end users and distribution channels, expanding our customer base, and introducing new products in the future.

Our commitment to continuous improvement has fostered our core Company ambitions, which we will pursue including:

•Strengthen our values-based culture;
•Be the partner of choice;
•Be an innovative leader in the markets we operate;
•Above market growth relative to U.S. housing starts (exceeding our historical average volume performance in North America of approximately 250 basis points above the housing starts market);
•An operating income margin at or above 20%; and
•Earnings per share growth exceeding net revenue growth

Since announced in 2021, we have made great progress on our key growth initiatives. Examples include:

•Added approximately $1.0 billion in revenue and $200.0 million in operating profit.
•Realigned our sales team by end market, making our distribution process more efficient, and made significant investments in our field sales and engineering teams.
•Made significant footprint investments in both production and warehouses. Our investment in our new Gallatin, Tennessee facility enables us to onshore additional fastener and anchor production, and the operation will in-source key manufacturing processes such as heat treating and coating of fasteners. Additional warehouse capabilities will also enhance next day delivery for our North American customers.
•Invested significantly in digital solutions, combined with the other initiatives strengthened our business model, which drove hardware sales, created value for our customers and made us a partner of choice.
•Strengthened our senior leadership team through a combination of internal development and external experts.

As a result, we believe we are now in an even stronger market position in connectors with significant gains in both fasteners and anchors. In addition, due to our high service levels, increasingly diverse portfolio of products and software as well as our commitment to innovation and developing complete solutions for the markets we serve, we believe we can continue to achieve above market growth in the North America relative to U.S. housing starts for fiscal 2025 and beyond. These examples further emulate our Founder, Barclay Simpson’s, nine principles of doing business, and more specifically the focus and obsession on customers and users.

During the three months ended March 31, 2025, the recent tariff and trade policy actions have not had a significant impact on our results of operations; however, we have experienced increased foreign currency exchange rate volatility, which we attribute, in part, to the rapidly changing global trade environment.

As previously announced, we will increase prices as of June 2, 2025 on certain wood connectors, fasteners and mechanical anchors in the U.S. We believe North America net sales could increase in future periods even if demand does not increase. However, increased selling prices are expected to be offset by increased non-material costs including labor, energy, transportation, and equipment. In addition, the announced price increases will partly offset the increased costs related to recently announced tariffs that effect a portion of our fastener and anchors sales.

Non-GAAP Financial Measures

In addition to financial information prepared in accordance with GAAP, we use adjusted EBITDA as a non-GAAP financial measure in evaluating the ongoing operating performance of our business. We define adjusted EBITDA as net income (loss) before income taxes, adjusted to exclude depreciation and amortization, integration, acquisition and restructuring costs, non-qualified deferred compensation adjustments, goodwill impairment, gain on bargain purchase, net loss or gain on disposal of assets, interest income or expense, and foreign exchange and other expense (income). This provides additional insight into the Company’s operating performance in light of the significant levels of growth investment we have made in our operations, the effect depreciation as well as acquisition and integration costs will have on our operating results. We believe this will also provide a better approximation of our cash flows compared to operating income.

Factors Affecting Our Results of Operations

Our business, financial condition, and results of operations depend in large part on the level of U.S. housing starts and residential construction activity. Overall housing starts decreased slightly under the trailing twelve months ending March 31, 2025, compared to the trailing twelve months ending March 31, 2024. Lower housing starts in the U.S. could result in lower demand, which would affect our sales and possibly operating profit.

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

We are closely monitoring the recent tariff and trade policy actions taken by the U.S. and foreign governments. As the situation continues to remain fluid due to the rapidly changing global trade environment, we are still evaluating the potential implications of these actions on our business. While we are largely domestically sourced, we continue to monitor macroeconomic trends such as the impact of inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs in markets where we and our supplier operate. As a result of the tariff’s announced by the U.S. presidential administration on April 2, 2025, and potential tariff modifications or the imposition of tariffs or export controls by other countries there is significant economic uncertainty. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors beyond our control. We are closely monitoring the potential for the imposition of new or additional U.S. tariffs on imports, as well as potential retaliatory tariffs or other measures other countries may impose on U.S. imports, that may adversely affect the global economy. We are currently uncertain as to the ultimate impact these measure may have given the rapidly changing environment surrounding tariffs and other related political topics; however, if enacted as currently proposed, we expect that the proposed tariffs would primarily impact our North America segment as we procure fasteners and a small number of other products from countries that will be subjected to the these tariffs. Additionally, economic pressures on our customers, including the potential of higher inflation, fluctuations in consumer confidence, driven by economic concerns or price increases, such as those we recently announced, could reduce demand for our products and services negatively affecting our net sales and profitability in the future.

In prior years, our sales were heavily seasonal with operating results varying from quarter to quarter depending on weather conditions that could delay construction starts. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year. Increased tariffs (as noted above), political uncertainty, and rising costs, can also have an effect on our gross and operating profits as well. Due to efforts in diversifying our geographic footprint, product offerings, and changing our path to market in the U.S., sales from our product lines, customer base, and customer purchases are becoming less seasonal. Changes in raw material cost could impact the amount of inventory on-hand, and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset any increases in raw material costs. Changes in labor, freight and warehousing costs, could also negatively impact gross profit depending on timing and amount of sales price can be increased to offset the higher costs.

Our operations also expose us to risks associated with pandemics, epidemics or other public health crises.

Business Segment Information

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America net sales increased for the quarter ended March 31, 2025 compared to March 31, 2024, due to incremental sales from the Company's 2024 acquisitions and timing of volume discount estimates that negatively impacted 2024 net sales. The increases were partly offset by the negative effect of approximately $1.5 million in foreign currency translation. Our wood construction product net sales increased 3.5% for the quarter ended March 31, 2025 compared to March 31, 2024. Our concrete construction product sales increased 0.7% over the same periods. For 2025, U.S. housing starts could stay flat or increase in the low-single digit range from 2024 levels, with growth weighted towards the second half of the year. With the investments we have made, we believe we will be able to continue to grow net sales above the U.S. housing starts market, one of our ambitions.

Operating income increased 5.4% to $104.2 million from $98.9 million. The increase was primarily due to higher gross profits, partially offset by higher operating expenses. The operating expense increases were driven by higher personnel costs and variable incentive compensation costs. For 2025, incremental investments in the current business will be limited until the U.S. housing market shows long-term improvement.

During 2025, work continued on our Columbus, Ohio facility expansion as well as the construction our new Gallatin, Tennessee facility. We expect the expansion and operation of these facilities to be completed and commence in 2025. The expanded and new facilities are expected to improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products and continue to ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service.

Europe net sales decreased 5.1% for the quarter ended March 31, 2025 compared to March 31, 2024, primarily due the negative effect of approximately $4.0 million in foreign currency translation. Wood construction product sales decreased 4.6% for the quarter ended March 31, 2025 compared to March 31, 2024 and concrete construction product sales, which are mostly project based, decreased 7.3% for the quarter ended March 31, 2025 compared to March 31, 2024. Gross profit decreased $3.8 million primarily due to higher factory and overhead, labor, as well as warehouse costs, partly offset by lower material costs. Operating income increased $1.1 million primarily due to a decrease in operating expenses including variable compensation costs.We currently anticipate Europe 2025 results to be impacted by economic headwinds but also believe in the long term potential given Europe's on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

Based on business trends and conditions, the Company's outlook for the full fiscal year ending December 31, 2025, is as follows:

◦Given the uncertainty regarding 2025 U.S. housing starts compared to prior year housing starts, consolidated operating margin is estimated to be in the range of 18.5% to 20.5% with the low end of the range based on flat to declining 2025 housing starts compared to prior year and price increases implemented in 2025. The operating margin range includes a projected benefit of between $10.0 million and $12.0 million from the sale of the existing Gallatin, Tennessee facility based on a contracted sales price of $19.1 million.

◦The effective tax rate is estimated to be in the range of 25.5% to 26.5%, including both federal and state income tax rates as well as international income tax rates, and assuming no tax law changes are enacted.

◦Capital expenditures are estimated to be approximately $150.0 million to $170.0 million, which includes $75.0 million for the Columbus, Ohio facility expansion and construction of the new Gallatin, Tennessee facility.

Results of Operations for the Three Months Ended, 2025, Compared with the Three Months Ended March 31, 2024

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended March 31, 2025 against the results of operations for the three months ended March 31, 2024. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended March 31, 2024 and the three months ended March 31, 2025.

First Quarter 2025 Consolidated Financial Highlights

The following table shows the change in the Company's results of operations from the three months ended March 31, 2024 to the three months ended March 31, 2025, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	March 31,	North		Asia/	Admin &	March 31,
(in thousands)	2024	America	Europe	Pacific	All Other	2025
Net sales	$530,579	$13,950	$(6,078)	$444	$—	$538,895
Cost of sales	286,023	4,195	(2,288)	(605)	(470)	286,855
Gross profit	244,556	9,755	(3,790)	1,049	470	252,040
Research and development and other engineering expense	21,918	(2,286)	176	31	—	19,839
Selling expense	54,499	271	(644)	38	—	54,164
General and administrative expense	70,193	6,341	(2,420)	45	1,508	75,666
Total operating expenses	146,610	4,326	(2,888)	114	1,508	149,669
Acquisition and Integration related costs	2,046	—	(1,981)	—	62	127
Net gain on disposal of assets	(198)	94	28	—	1	(75)
Income from operations	96,098	5,335	1,051	935	(1,101)	102,319
Interest income (expense), net and other	351	(124)	232	321	323	1,103
Other & foreign exchange gain, net	1,969	(9,022)	(1,605)	181	9,535	1,058
Income before income taxes	98,418	(3,811)	(322)	1,437	8,757	104,480
Provision for income taxes	22,988	1,417	(1)	367	1,825	26,596
Net income	$75,430	$(5,228)	$(321)	$1,070	$6,932	$77,884

Net sales increased 1.6% to $538.9 million from $530.6 million. As noted above, North America sales increased primarily due to incremental sales from the Company's 2024 acquisitions and timing of volume discount estimates that negatively impacted 2024 net sales. The increases were partly offset by the negative effect of foreign currency translation of approximately $1.5 million from North America and approximately $4.0 million from Europe. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented approximately 85.3% and 85.1% of the Company's total sales in the first quarters of 2025 and 2024, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14.4% and 14.8% of the Company's total sales in the first quarters of 2025 and 2024, respectively.

Gross profit increased 3.1% to $252.0 million from $244.6 million primarily due to timing of 2024 volume discount estimates, as noted above, partially offset by increase in higher factory and overhead, labor, as well as warehouse costs. As a result, consolidated gross margins were 46.8% compared to 46.1% last year. From a product perspective, gross margin remained relatively flat at approximately 46.0% for wood construction products and increased to 49.5% from 46.5% for concrete construction products, respectively.

Research and development and engineering expense decreased 9.5% to $19.8 million from $21.9 million. Due to the reorganization of the Company’s digital solution efforts, related expenses previously classified as research and development and engineering during 2024 were classified as general administrative for the current year. For 2024, engineering costs related to the Company's digital efforts amounted to $2.5 million and were primarily comprised of personnel costs.

Selling expense decreased 0.6% to $54.2 million from $54.5 million. Due to the reorganization of the Company’s digital solution efforts, related expenses previously classified as selling expense during 2024 were classified as general administrative for the current year. For 2024, engineering costs related to the Company's digital efforts amounted to $1.5 million and were primarily comprised of personnel costs.

General and administrative expense increased 7.8% to $75.7 million from $70.2 million. Due to the reorganization of the Company’s digital solution efforts, related expenses previously classified as research and development and engineering as well as selling expense during 2024 were classified as general administrative for the current year. For 2024, engineering costs related to the Company's digital efforts amounted to $4.0 million and were primarily comprised of personnel costs.

Our effective income tax rate increased to 25.5% from 23.4%.

Consolidated net income was $77.9 million compared to $75.4 million. Diluted earnings per share was $1.85 compared to $1.77.

Adjusted EBITDA1 of $121.8 million increased 3.8% compared to $117.3 million, primarily due to higher gross profits, as noted above.

Net sales

The following table shows net sales by segment for the three months ended March 31, 2025 and 2024, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
March 31, 2024	$406,749	$119,938	$3,892	$530,579
March 31, 2025	420,699	113,860	4,336	538,895
Increase (decrease)	$13,950	$(6,078)	$444	$8,316
Percentage increase (decrease)	3.4%	(5.1)%	11.4%	1.6%

The following table shows segment net sales as percentages of total net sales for the three months ended March 31, 2025 and 2024, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2024 net sales	76.7%	22.6%	0.7%	100.0%
Percentage of total 2025 net sales	78.1%	21.1%	0.8%	100.0%

Gross profit

The following table shows gross profit by segment for the three months ended March 31, 2025 and 2024, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
March 31, 2024	$200,537	$43,812	$676	$(469)	$244,556
March 31, 2025	210,292	40,022	1,725	1	252,040
Increase (decrease)	$9,755	$(3,790)	$1,049	$470	$7,484
Percentage (decrease)	4.9%	(8.7)%	*	*	3.1%

* The statistic is not meaningful or material.

The following table shows gross margins by segment for the three months ended March 31, 2025 and 2024, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2024 gross margin percentage	49.3%	36.5%	17.4%	*	46.1%
2025 gross margin percentage	50.0%	35.2%	39.8%	*	46.8%

* The statistic is not meaningful or material.

1 Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to U.S. generally accepted accounting principles (“GAAP”) net income see the schedule titled “Reconciliation of Net Income to Adjusted EBITDA.”

North America

•Net sales increased 3.4%, primarily due to incremental sales from the Company's 2024 acquisitions and timing of volume discount estimates that negatively impacted 2024 net sales. The increases were partly offset by the negative effect of approximately $1.5 million in foreign currency translation.

•Gross margin increased to 50.0% from 49.3%, timing of 2024 volume discount estimates, as noted earlier.

•Research, development and engineering expense decreased 11.5% due to the reorganization of the Company’s digital solution efforts related expenses, which were previously classified as research and development and engineering during 2024 and are classified as general administrative for the current year. For 2024, engineering costs related to the Company's digital efforts amounted to $2.5 million and were primarily comprised of personnel costs.

•Selling expense increased 0.7% due to the reorganization of the Company’s digital solution efforts related expenses, which were previously classified as selling expense during 2024 and are classified as general administrative for the current year. For 2024, engineering costs related to the Company's digital efforts amounted to $1.5 million and were primarily comprised of personnel costs.

•General and administrative expense increased 15.4% due to the reorganization of the Company’s digital solution efforts related expenses which were previously classified as research and development and engineering and selling expense during 2024 and are classified as general administrative for the current year. For 2024, engineering costs related to the Company's digital efforts amounted to $4.0 million and were primarily comprised of personnel costs.

•Income from operations increased by $5.3 million due to the factors discussed above.

Europe

•Net sales decreased 5.1%, primarily due to the negative effect of approximately $4.0 million in foreign currency translation.

•Gross margin decreased to 35.2% from 36.5% primarily due to higher factory and overhead, labor, as well as warehouse costs, partly offset by lower material costs, as a percentage of net sales.

•Income from operations increased by $1.0 million to $9.3 million from $8.3 million mainly due to a 8.6% decrease in operating expenses including variable compensation costs.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended March 31, 2025 and 2024.

Reconciliation of Non-GAAP Financial Measures
(In thousands) (Unaudited)

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Three Months Ended March 31,
	2025	2024
Net Income	$77,884	$75,430

Provision for income taxes	26,596	22,988
Interest (income) expense, net and other financing costs	(1,103)	(351)
Depreciation and amortization	19,522	19,189
Other*	(1,130)	26
Adjusted EBITDA	$121,769	$117,282

*Other: Includes acquisition integration and restructuring related expenses, non-qualified deferred compensation plan adjustments, other & foreign exchange loss net, and net loss or gain on disposal of assets.

Effect of New Accounting Standards

See “Note 1 Basis of Presentation — Accounting Standards Not Yet Adopted” to the accompanying unaudited interim Condensed Consolidated Financial Statements.

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

On March 30, 2022, the Company entered into a Credit Agreement. The Credit Agreement provides for a 5-year revolving credit facility of $450.0 million, which includes a letter of credit sub-facility up to $50 million and for a 5-year term loan facility of $450.0 million. As of March 31, 2025, the Company had no borrowings under the revolving credit facility and had $382.5 million under the term loan facility and has $450.0 million available to borrow under the revolving credit facility.

As of March 31, 2025, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, including $89.5 million that is held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

We believe the Company's balances of cash and cash equivalents, cash flows from operating activities, and access to borrowings under our credit facilities are sufficient to satisfy its liquidity requirements and capital needs over the next 12 months and beyond.

The following table shows selected financial information as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively:

	As of March 31,	As of December 31,	As of March 31,
(in thousands)	2025	2024	2024

Cash and cash equivalents	$150,290	$239,371	$369,122
Property, plant and equipment, net	568,503	531,655	437,429
Equity investment, goodwill, and intangible assets	924,809	903,498	860,555
Non-cash net working capital	673,925	570,602	607,191

The following table presents the significant categories of cash flows used or provided during the three-month periods ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$7,563	$7,938
Investing activities	(50,102)	(39,371)
Financing activities	(42,832)	(24,800)

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

During the three months ended March 31, 2025, operating activities provided $7.6 million in cash, as a result of $77.9 million from net income plus $28.2 million non-cash expenses such as depreciation and amortization, stock-based compensation, and leases. This amount was partly offset by $98.5 million used for the net change in operating assets and liabilities. The net change in operating assets and liabilities included increases of $85.4 million in trade accounts receivable and $18.5 million in inventory.

Cash used in investing activities of $50.1 million during the three months ended March 31, 2025, which was primarily used for facility expansion projects and machinery and equipment purchases. Due to updated forecasts on the timing of the spend and subject to future events and circumstances, capital expenditures are estimated to be in the range of $150.0 million to $170.0 million, which includes approximately $75.0 million remaining for both the Columbus, Ohio facility expansion and the new Gallatin, Tennessee facility. The remaining capital expenditures will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs, as well as investments for adjacencies and key growth initiatives.

Cash used in financing activities of $42.8 million during the three months ended March 31, 2025 consisted primarily of $25.0 million in share repurchases, $11.7 million used to pay dividends to our stockholders, and $6.8 million used for debt repayment.

On May 6, 2025, the Company's Board of Directors (the “Board”) declared a quarterly cash dividend of $0.29 per share payable on July 24, 2025, to the Company's stockholders of record on July 3, 2025.

Since the beginning of 2022 through May 7, 2025, we have returned $401.0 million to stockholders, which includes the repurchase of over 1.9 million shares of the Company's common stock, representing approximately 4.3% of the outstanding shares of the Company's common stock at the start of 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

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

We may manage our exposure to transactional risk by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2021, 2022 and 2023, we entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan during 2023.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Agreement, which bears interest at variable rates. As of March 31, 2025, the outstanding debt under the Credit Agreement subject to interest rate fluctuations was $382.5 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on the balances outstanding under our Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 7, "Derivatives and Hedging Instruments", for further information on our interest rate swap contracts in effect as of March 31, 2025.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost started to stabilize by the end of 2024 and it began to raise again later part of first quarter of 2025. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act of 1934. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the first quarter of 2025.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [2]
January 1 - January 31, 2025	—	$—	—	$100,000,000
February 1 - February 28, 2025	172,897	171.06	146,640	$75,000,000
March 1 - March 31, 2025	56	158.43	—	$75,000,000
Total	172,953
[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the first quarter of 2025.

[2] On October 23, 2024, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2025 through December 31, 2025. From February 1, 2025 to February 28, 2025, the Company repurchased 146,640 shares of the Company’s common stock in the open market at an average price of $170.48 per share, for a total of $25.0 million. As of May 7, 2025, approximately $75.0 million remained available for share repurchase through December 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 8, 2025	By /s/ Matt Dunn
Matt Dunn
Chief Financial Officer
(principal accounting and financial officer)