Form 10-Q
period 2025-06-30
Simpson Manufacturing Co., Inc.
filed 2025-08-08
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

The number of shares of the registrant’s common stock outstanding as of August 6, 2025: 41,617,298

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2025	2024	2024
ASSETS
Current assets
Cash and cash equivalents	$190,400	$354,851	$239,371
Trade accounts receivable, net	415,926	377,584	284,392
Inventories	586,623	533,625	593,175
Other current assets	65,169	65,016	59,383
Total current assets	1,258,118	1,331,076	1,176,321

Property, plant and equipment, net	597,536	459,297	531,655
Operating lease right-of-use assets	100,649	84,305	93,933
Goodwill	560,633	497,990	512,383
Intangible assets, net	399,361	352,496	375,051
Other noncurrent assets	48,106	48,197	46,825
Total assets	$2,964,403	$2,773,361	$2,736,168
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$95,560	$104,670	$100,972
Accrued liabilities and other current liabilities	254,800	233,155	242,876
Long-term debt, current portion	22,500	22,500	22,500
Total current liabilities	372,860	360,325	366,348
Operating lease liabilities, net of current portion	83,001	69,223	76,184
Long-term debt, net of current portion and issuance costs	351,994	448,171	362,563
Deferred income tax	96,711	93,098	90,303
Other long-term liabilities	120,060	37,743	27,636
Total liabilities	1,024,626	1,008,560	923,034
Commitments and contingencies (see Note 12)
Non-qualified deferred compensation plan share awards	9,737	—	7,786
Stockholders’ equity
Common stock, at par value	419	424	424
Additional paid-in capital	315,528	313,323	307,197
Retained earnings	1,702,437	1,526,192	1,646,568
Common stock held in non-qualified deferred compensation plan ("DCP")	(1,235)	—	(1,297)
Treasury stock	(60,457)	(50,257)	(100,771)
Accumulated other comprehensive loss	(26,652)	(24,881)	(46,773)
Total stockholders’ equity	1,930,040	1,764,801	1,805,348
Total liabilities, mezzanine equity, and stockholders’ equity	$2,964,403	$2,773,361	$2,736,168

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$631,055	$596,978	$1,169,950	$1,127,557
Cost of sales	336,605	318,431	623,460	604,456
Gross profit	294,450	278,547	546,490	523,101
Operating expenses:
Research and development and other engineering expense	20,767	19,948	40,606	39,213
Selling expense	56,443	54,494	110,607	107,758
General and administrative expense	77,188	70,567	152,854	144,649
Total operating expenses	154,398	145,009	304,067	291,620
Acquisition and integration related costs	13	1,590	140	3,636
Net gain on disposal of assets	(205)	(238)	(280)	(436)
Income from operations	140,244	132,186	242,563	228,281
Interest income, net and other finance costs	895	2,092	1,998	2,443
Other & foreign exchange gain (loss), net	(1,684)	(1,588)	(626)	381
Income before taxes	139,455	132,690	243,935	231,105
Provision for income taxes	35,914	34,859	62,510	57,847
Net income	$103,541	$97,831	$181,425	$173,258
Other comprehensive income
Translation adjustments and other, net of tax	46,432	(2,268)	64,258	(21,911)
Unamortized pension adjustments, net of tax	(11)	(213)	410	(285)
Cash flow hedge adjustment, net of tax	(38,447)	2,187	(44,547)	7,306
Comprehensive net income	$111,515	$97,537	$201,546	$158,368
Net income per common share:
Basic	$2.48	$2.32	$4.34	$4.09
Diluted	$2.47	$2.31	$4.33	$4.07
Weighted-average number of shares outstanding
Basic	41,705	42,251	41,775	42,319
Diluted	41,838	42,418	41,926	42,534
Cash dividends declared per common share	$0.29	$0.28	$0.57	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended June 30, 2025 and 2024

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at March 31, 2025	41,802	$419	$311,215	$1,611,095	$(34,626)	$(1,284)	$(25,105)	$1,861,714
Net income	—	—	—	103,541	—	—	—	103,541
Translation adjustment and other, net of tax	—	—	—	—	46,432	—	—	46,432
Pension adjustment, net of tax	—	—	—	—	(11)	—	—	(11)
Cash flow hedges, net of tax	—	—	—	—	(38,447)	—	—	(38,447)
Stock-based compensation expense and deferred compensation plan ("DCP") expense	—	—	4,375	—	—	—	—	4,375
Common stock held in DCP	(1)	—	(49)	—	—	49	—	—
Change in redemption value of stock awards in DCP	—	—		(69)	—	—	—	(69)
Shares issued from release of Restricted Stock Units	6	—	(13)	—	—	—	—	(13)
Repurchase of common stock, including excise tax	(217)	—	—	—	—	—	(35,352)	(35,352)
Cash dividends declared on common stock, $0.29 per share	—	—	—	(12,130)	—	—	—	(12,130)
Balance at June 30, 2025	41,590	$419	$315,528	$1,702,437	$(26,652)	$(1,235)	$(60,457)	$1,930,040

Balance March 31, 2024	42,442	$424	$309,661	$1,440,165	$(24,587)	$—	$—	$1,725,663
Net income	—	—	—	97,831	—	—	—	97,831
Translation adjustment and other, net of tax	—	—	—	—	(2,268)	—	—	(2,268)
Pension adjustment, net of tax	—	—	—	—	(213)	—	—	(213)
Cash flow hedges, net of tax	—	—	—	—	2,187	—	—	2,187
Stock-based compensation expense	—	—	3,667	—	—	—	—	3,667
Shares issued from release of Restricted Stock Units	4	—	(5)	—	—	—	—	(5)
Repurchase of common stock, including excise tax	(283)	—	—	—	—	—	(50,257)	(50,257)
Cash dividends declared on common stock, $0.28 per share	—	—	—	(11,804)	—	—	—	(11,804)
Balance at June 30, 2024	42,163	$424	$313,323	$1,526,192	$(24,881)	$—	$(50,257)	$1,764,801
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Six Months Ended June 30, 2025 and 2024

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at December 31, 2024	41,878	$424	$307,197	$1,646,568	$(46,773)	$(1,297)	$(100,771)	$1,805,348
Net income	—	—	—	181,425	—	—	—	181,425
Translation adjustment, net of tax	—	—	—	—	64,258	—	—	64,258
Pension adjustment and other, net of tax	—	—	—	—	410	—	—	410
Cash flow hedges, net of tax	—	—	—	—	(44,547)	—	—	(44,547)
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	9,357	—	—	—	—	9,357
Common stock held in DCP	(16)	—	38	—	—	(38)	—	—
Distribution/ diversification of common stock held in DCP	1	—	—	—	—	100	—	100
Changes in redemption value of stock awards in DCP	—	—	—	(902)	—		—	(902)
Shares issued from release of Restricted Stock Units	69	1	(4,590)	—	—	—	—	(4,589)
Repurchase of common stock, including excise tax	(363)	—	—	—	—	—	(60,457)	(60,457)
Retirement of treasury stock	—	(6)	—	(100,765)	—	—	100,771	—
Cash dividends declared on common stock, $0.57 per share	—	—	—	(23,889)	—	—	—	(23,889)
Common stock issued at $165.83 per share for stock bonus	21	—	3,526	—	—		—	3,526
Balance at June 30, 2025	41,590	$419	$315,528	$1,702,437	$(26,652)	$(1,235)	$(60,457)	$1,930,040

Balance at December 31, 2023	42,323	$426	$313,119	$1,426,554	$(9,990)	$—	$(50,363)	$1,679,746
Net income	—	—	—	173,258	—	—	—	173,258
Translation adjustment, net of tax	—	—	—	—	(21,911)	—	—	(21,911)
Pension adjustment and other, net of tax	—	—	—	—	(286)	—	—	(286)
Cash flow hedges, net of tax	—	—	—	—	7,306	—	—	7,306
Stock-based compensation	—	—	7,752	—	—	—	—	7,752
Shares issued from release of Restricted Stock Units	123	1	(7,548)	—	—	—	—	(7,547)
Repurchase of common stock, including excise tax	(283)	—	—	—	—	—	(50,257)	(50,257)
Retirement of treasury stock	—	(3)	—	(50,360)	—	—	50,363	—
Cash dividends declared on common stock, $0.55 per share	—	—	—	(23,260)	—	—	—	(23,260)
Balance at June 30, 2024	42,163	$424	$313,323	$1,526,192	$(24,881)	$—	$(50,257)	$1,764,801
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$181,425	$173,258
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(280)	(436)
Depreciation and amortization	41,279	38,559
Noncash lease expense	9,618	7,874
Release of acquisition related tax and legal contingency	—	(1,810)
Loss in equity method investment, before tax	1,497	538
Deferred income taxes	(3,365)	(5,318)
Noncash compensation related to stock plans and other changes in the fair value of DCP	13,068	10,427
Provision (recovery) for credit losses	837	(1,008)
Deferred hedge gain	(2,604)	(1,649)
Changes in operating assets and liabilities
Trade accounts receivable	(120,824)	(95,704)
Inventories	26,146	11,703
Trade accounts payable	(2,533)	3,906
Other current assets	(6,897)	(19,284)
Accrued liabilities and other current liabilities	3,430	5,137
Other noncurrent assets and liabilities	(8,019)	(7,107)
Net cash provided by operating activities	132,778	119,086
Cash flows from investing activities
Capital expenditures	(88,069)	(79,622)
Acquisitions, net of cash acquired	—	(16,750)
Purchases of equity investments	(3,116)	(1,101)
Proceeds from sale of property and equipment	617	1,787
Net cash used in investing activities	(90,568)	(95,686)
Cash flows from financing activities
Repurchase of common stock	(60,000)	(50,000)
Issuance of common stock	3,526	—
Proceeds from line of credits	27,326	1,265
Repayments of line of credit and term loan	(38,392)	(13,942)
Dividends paid	(23,488)	(22,889)
Cash paid on behalf of employees for shares withheld	(4,589)	(7,547)
Net cash used in financing activities	(95,617)	(93,113)
Effect of exchange rate changes on cash and cash equivalents	4,436	(5,258)
Net decrease in cash and cash equivalents	(48,971)	(74,971)
Cash and cash equivalents at beginning of period	239,371	429,822
Cash and cash equivalents at end of period	$190,400	$354,851
Noncash activity during the period
Noncash capital expenditures	$3,759	$6,093
Dividends declared but not paid	12,130	11,804
Issuance of Company’s common stock for compensation	3,526	—
The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). Investments in 50% or less owned entities are accounted for using either the cost or the equity method. All significant intercompany transactions have been eliminated. Certain amounts in the Condensed Consolidated Financial Statements of the prior year have been reclassified to conform to the fiscal 2025 presentation. For the three and six months ended June 30, 2025, the Company also reclassified certain engineering costs related to the Company's digital efforts from research and development and engineering expense as well as selling expense to general and administrative expense. These reclassifications had no impact on the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flow.

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

Effective January 1, 2025, the Company changed its method of computing depreciation of Machinery and Equipment from accelerated methods to a straight-line method. The Company determined that the change in depreciation method is considered change in accounting estimate affected by a change in accounting principle. Accordingly, a change in accounting estimate affected by a change in accounting principle was applied prospectively. The effect of the change to the straight-line method resulted in a reduction of $1.8 million in depreciation expense and an estimated $1.3 million increase in net income, or approximately $0.03 per basic and $0.03 per diluted share; for the three months ended June 30, 2025. The effect of the change for the six months ended June 30, 2025 resulted in a reduction of $3.6 million in depreciation expense and an estimated $2.7 million increase in net income, or approximately $0.06 per basic and $0.06 per diluted share.

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

The changes in the allowance for doubtful accounts receivable for the six months ended June 30, 2025 are outlined in the table below:

	December 31, 2024	Expense (Deductions), net	Write-Offs[1]	June 30, 2025
Allowance for credit losses	$2,998	837	(1)	$3,834
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

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of June 30, 2025 and 2024:

	2025			2024
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$35,788	$—	$—	$40,625	$—	$—
Derivative instruments - assets (3)	—	16,608	—	—	33,464	—
Investment in deferred compensation plan (4)	1,313	—	—	—	—	—
Liabilities
Term loan due 2027 (2)	—	376,875	—	—	399,375	—
Revolver due 2027 (2)	—	—	—	—	75,038	—
Derivative instruments - liabilities (3)	—	98,495	—	—	15,886	—
Deferred compensation plan liabilities (4)	2,792	—	—	—	—	—
Contingent considerations	—	—	5,400	—	—	6,511

(1) The carrying amounts of cash equivalents, representing money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of June 30, 2025 and 2024 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of June 30, 2025 based upon their terms and conditions in comparison to debt instruments with similar terms and conditions available on the same date.
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

The Company previously presented certain DCP transactions within existing financial statement line items of the condensed consolidated balance sheets and Condensed Consolidated Statement of Stockholders’ Equity for period ended June 30, 2024. The Company has reflected these DCP transactions in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity for the periods ended June 30, 2025 and December 31, 2024. The transactions resulted in reclassifying equity balances related to "Non-qualified deferred compensation plan share awards" as mezzanine equity for $9.7 million and they were combined with stock-based compensation expense in the Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2025. The Company has evaluated the prior period reclassifications both qualitatively and quantitatively and has concluded that they have an immaterial impact on the periods presented.

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

Accounting Standard Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") 2023-07, which aligns interim segment disclosure requirements with existing annual requirements and includes updates to segment reporting, most notably through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker (“CODM”). The Company adopted the ASU for annual disclosures for the year ended December 31, 2024, and interim disclosures beginning in the first quarter of 2025. The ASU is applied retrospectively to all prior periods presented in the accompanying unaudited consolidated financial statements, and it had no impact on the Company’s consolidated financial statements. Refer to Note 13 for more information.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 requiring enhanced income tax disclosures. The ASU requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments can be applied either on a prospective or a retrospective basis. The Company will adopt the ASU beginning with its fourth quarter ending December 31, 2025 and expects the application of this ASU will not have a material impact on its Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03 requiring public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on the consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03 that clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a Variable Interest Entity (VIE) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The ASU is effective for annual periods beginning after December 15, 2026. Early adoption is permitted and is effective on a prospective basis. The Company is currently assessing the potential impacts of adoption on the consolidated financial statements.

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

Wood Construction Products Revenue. Wood construction products represented approximately 85.1% and 85.3% of total net sales for the six months ended June 30, 2025 and 2024, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 14.7% and 14.6% of total net sales for the six months ended June 30, 2025 and 2024, respectively.

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

Contract liabilities consist of billings in excess of costs and earnings and other deferred revenue on cancellable contracts. The time period between when consideration was received to when performance obligations are complete may not be significant. As of June 30, 2025 and 2024, the Company's contract liability was $6.0 million and immaterial, respectively. The Company recognized revenue of $2.7 million during the period ended June 30, 2025. The Company had no material contract assets from contract with customers.

3.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income available to common stockholders	$103,541	$97,831	$181,425	$173,258

Basic weighted-average shares outstanding	41,705	42,251	41,775	42,319
Dilutive effect of potential common stock equivalents	133	167	151	215
Diluted weighted-average shares outstanding	41,838	42,418	41,926	42,534
Net earnings per common share:
Basic	$2.48	$2.32	$4.34	$4.09
Diluted	$2.47	$2.31	$4.33	$4.07

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

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $6.4 million and $5.1 million for the three months ended June 30, 2025 and 2024, respectively, and $12.9 million and $10.4 million for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, the Company granted an aggregate of 117,279 RSUs and PSUs to the Company's employees, including officers at an estimated weighted-average fair value of $170.10 per share based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based, or time and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

The Company’s seven non-employee directors are entitled to receive an aggregate of approximately $1.0 million in equity compensation annually under the Company's non-employee director compensation program. The number of shares ultimately granted are based on the average closing share price for the Company's common stock over the 60 day period prior to approval of the award in the second quarter of each year. In May 2025, the Company granted 6,000 shares of the Company's common stock to the non-employee directors, based on the average closing price of $155.09 per share and recognized $0.9 million of expense.

As of June 30, 2025, the Company's aggregate unamortized stock compensation expense was approximately $33.1 million which is expected to be recognized in expense over a weighted-average period of 2.3 years.

5.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2025	2024	2024
Trade accounts receivable	$424,346	$384,655	$291,480
Allowance for doubtful accounts	(3,837)	(2,165)	(2,998)
Allowance for sales discounts and returns	(4,583)	(4,906)	(4,090)
	$415,926	$377,584	$284,392

6.    Inventories

The components of inventories are as follows:

	As of June 30,		As of December 31,
(in thousands)	2025	2024	2024
Raw materials	$170,953	$145,844	$207,818
In-process products	59,766	56,466	57,627
Finished products	355,904	331,315	327,730
	$586,623	$533,625	$593,175

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

As of June 30, 2025, the aggregate notional amounts of the Company's outstanding interest rate contracts, cross currency swap contracts, EUR forward contract, and net investment hedge were $376.9 million, $395.1 million, $321.7 million, and $557.2 million, respectively.

In May 2025, the Company entered into a cross-currency swap expiring in May 2032 to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe, which qualifies as net investment hedge. For the derivative instrument, the gain or loss on the derivative instrument attributable to changes in the spot rate is reported in the CTA section of OCI and will remain in OCI until the hedged net investment is sold or liquidated. The Company has elected to assess hedge effectiveness based on changes in spot exchange rates. Under this method, the Company recognizes in earnings the initial value of the component excluded from the assessment of effectiveness over the life of the hedging instrument. The interest accruals are also recognized in earnings (interest expense). Any difference between the change in fair value of the excluded component and amounts recognized in earnings will be recognized in the CTA section of OCI.

The effects of cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the six months ended June 30, were as follows:

	2025			2024
(in thousands)	Cost of sales	Interest income, net and other finance costs	Other & foreign exchange loss, net	Cost of sales	Interest income, net and other finance costs	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$623,460	$1,998	$(626)	$604,456	$2,443	$381
The effects of cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—	3,917	—	—	6,236	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—	1,539	(49,880)	—	2,535	14,484
Forward contract
Amount of gain reclassified from OCI to earnings	—	—	—	(188)	—	—

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended June 30, 2025 and 2024 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2025	2024		2025	2024
Interest rate contracts	$(337)	$2,367	Interest expense	$1,952	$3,089
Cross currency contracts	(35,427)	5,358	Interest expense	411	1,295
Forward contracts	—	—	FX gain (loss)	(33,982)	4,344
			Cost of goods sold	—	—
Total	$(35,764)	$7,725		$(31,619)	$8,728

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the six months ended June 30, 2025 and 2024 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2025	2024		2025	2024
Interest rate contracts	$(2,124)	$9,173	Interest expense	$3,917	$6,235
Cross currency contracts	(49,217)	16,333	Interest expense	1,539	2,535
Forward contracts	—	—	FX gain (loss)	(49,880)	14,484
			Cost of goods sold	—	(188)
Total	$(51,341)	$25,506		$(44,424)	$23,066

For the three months ending June 30, 2025 and June 30, 2024, loss on the net investment hedge of $45.4 million and gain on the net investment hedge of $5.2 million were included in OCI, respectively. For the three months ending June 30, 2025 and June 30, 2024, excluded loss of $1.3 million and gain of $1.3 million were reclassified from OCI to interest expense, respectively.

For the six months ending June 30, 2025 and June 30, 2024, loss on the net investment hedge of $49.5 million and gain on the net investment hedge of $9.9 million were included in OCI, respectively. For the six months ending June 30, 2025 and June 30, 2024, excluded loss of $2.5 million and gain of $2.5 million were reclassified from OCI to interest expense, respectively.

As of June 30, 2025, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheet were comprised of an asset of $16.6 million, of which $14.6 million is included in other current assets, and the balance of $2.0 million as other non-current assets, and of a non-current liability of $98.5 million included in the “Other long-term liabilities” of the condensed consolidated balance sheets.

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2025	2024	2024
Land	$61,349	$61,305	$61,054
Buildings and site improvements	256,412	244,450	246,138
Leasehold improvements	13,422	9,712	11,313
Machinery and equipment	601,552	537,935	567,322
	932,735	853,402	885,827
Less: accumulated depreciation and amortization	(549,913)	(497,400)	(516,320)
	382,822	356,002	369,507
Capital projects in progress	214,714	103,295	162,148
Total	$597,536	$459,297	$531,655

Assets held-for sale

In January 2025, the Company made a decision to sell its unimproved land located in Stockton, California that is part of the Company's North America segment. The Company determined that the long-lived assets meet the criteria to be classified as held for sale in its condensed financial statements, and expected to be sold by the first quarter of 2026. The Company presented the asset's carrying value of approximately $2.4 million in “Other current assets” of the condensed consolidated balance sheets.

9.    Goodwill and Intangible Assets, net

Goodwill consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2025	2024	2024
North America	$134,289	$109,949	$134,148
Europe	425,098	386,768	377,049
Asia/Pacific	1,246	1,273	1,186
Total	$560,633	$497,990	$512,383

Amortizable intangible assets were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance as of December 31, 2023	$38,598	$(4,854)	$33,744
Amortization	—	(1,379)	(1,379)
Foreign exchange	(468)	—	(468)
Balance as of June 30, 2024	38,130	(6,233)	31,897
Purchases	15,800	—	15,800
Amortization	—	(2,089)	(2,089)
Foreign exchange	(458)	—	(458)
Balance as of December 31, 2024	53,472	(8,322)	45,150
Amortization	—	(1,340)	(1,340)
Foreign exchange	1,290	—	1,290
Balance as of June 30, 2025	$54,762	$(9,662)	$45,100

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance as of December 31, 2023	$22,508	$(20,279)	$2,229
Amortization	—	(425)	(425)
Foreign exchange	(113)	—	(113)
Balance as of June 30, 2024	22,395	(20,704)	1,691
Amortization	—	(566)	(566)
Foreign exchange	64	—	64
Balance as of December 31, 2024	22,459	(21,270)	1,189
Amortization	—	(368)	(368)
Foreign exchange	200	—	200
Balance as of June 30, 2025	$22,659	$(21,638)	$1,021

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other
Balance as of December 31, 2023	$28,147	$(15,745)	$12,402
Purchases	5,144	—	5,144
Amortization	—	(840)	(840)
Foreign exchange	(48)	—	(48)
Balance as of June 30, 2024	33,243	(16,585)	16,658
Purchases	8,956	—	8,956
Amortization	—	(2,132)	(2,132)
Foreign exchange	41	—	41
Balance as of December 31, 2024	42,240	(18,717)	23,523
Amortization	—	(2,448)	(2,448)
Foreign exchange	1,400	—	1,400
Balance as of June 30, 2025	$43,640	$(21,165)	$22,475

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance as of December 31, 2023	$269,166	$(46,399)	$222,767
Purchases	3,104	—	3,104
Amortization	—	(8,689)	(8,689)
Foreign exchange	(6,217)	—	(6,217)
Balance as of June 30, 2024	266,053	(55,088)	210,965
Purchases	7,456	—	7,456
Disposals	331	—	331
Amortization	—	(8,673)	(8,673)
Foreign exchange	(10,528)	—	(10,528)
Balance as of December 31, 2024	263,312	(63,761)	199,551
Amortization	—	(9,242)	(9,242)
Foreign exchange	28,390	—	28,390
Balance as of June 30, 2025	$291,702	$(73,003)	$218,699

Definite-lived and indefinite-lived assets, net, by segment were as follows:

	As of June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$116,550	$(42,218)	$74,332
Europe	403,820	(82,057)	321,763
Asia/Pacific	4,079	(813)	3,266
Total	$524,449	$(125,088)	$399,361

	As of June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$72,438	$(35,390)	$37,048
Europe	374,748	(62,990)	311,758
Asia/Pacific	4,157	(467)	3,690
Total	$451,343	$(98,847)	$352,496

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$116,550	$(39,061)	$77,489
Europe	366,586	(72,621)	293,965
Asia/Pacific	4,240	(643)	3,597
Total	$487,376	$(112,325)	$375,051

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $6.7 million and $5.7 million for the three months ended June 30, 2025 and 2024, respectively, and was $13.4 million and $11.3 million for the six months ended June 30, 2025 and 2024, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 7.0 years.

Indefinite-lived intangible assets are primarily trade names, which totaled $112.1 million, $91.6 million, and $105.7 million as of June 30, 2025, and 2024 and December 31, 2024, respectively.

At June 30, 2025, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining six months of 2025	$13,035
2026	25,383
2027	25,636
2028	25,119
2029	24,279
2030	23,375
Thereafter	150,468
$287,295

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2025, were as follows:

(in thousands)	Goodwill	Intangible Assets
Balance at December 31, 2024	$512,383	$375,051
Amortization	—	(13,398)
Foreign exchange	48,250	37,708
Balance at June 30, 2025	$560,633	$399,361

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

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of June 30, 2025 and 2024 and December 31, 2024, Condensed Consolidated Statements of Earnings and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024:

	Condensed Consolidated Balance Sheets Line Item	June 30,		December 31,
(in thousands)		2025	2024	2024
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$100,649	$84,305	$93,933
Liabilities
Operating - current	Accrued expenses and other current liabilities	$19,697	$16,673	$19,415
Operating - noncurrent	Operating lease liabilities	83,001	69,223	76,184
Total operating lease liabilities		$102,698	$85,896	$95,599

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended June 30,
(in thousands)		2025	2024
Operating lease cost	General administrative expenses and cost of sales	$6,489	$4,801

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,240	$4,708
Operating right-of-use assets obtained in exchange for new lease liabilities	2,340	23,240

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30, 2025:

(in thousands)	Operating Leases
Remaining six months of 2025	$12,829
2026	22,918
2027	19,682
2028	17,250
2029	13,572
2030	10,208
Thereafter	22,180
Total lease payments	118,639
Less: Present value discount	(15,941)
Total lease liabilities	$102,698

The following table summarizes the Company's lease terms and discount rates as of June 30, 2025 and 2024:

	2025	2024
Weighted-average remaining lease terms (in years)	6.5	6.8
Weighted-average discount rate	5.2%	5.1%

11.    Debt

As of June 30, 2025, the Company had $376.9 million, excluding deferred financing costs, outstanding under its Amended and Restated Credit Facility. The Company had outstanding balances of $474.4 million and $388.1 million, excluding deferred financing costs, under the Amended and Restated Credit Facility as of June 30, 2024, and December 31, 2024, respectively.

The following is a schedule, by years, of maturities for the remaining term loan facility as of June 30, 2025:

(in thousands)	Five-Year Term Loan
Remaining six months of 2025	$11,250
2026	22,500
2027	343,125
Total loan outstanding	$376,875

The Company was in compliance with its financial covenants under the Amended and Restated Credit Facility as of June 30, 2025.
A certain number of the Company's domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders that is in addition to the Amended and Restated Credit Facility. As of June 30, 2025, all of the Company's credit facilities provide a total of $456.6 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

The Administrative & All Other column primarily includes expenses such as self-insured workers compensation claims for employees, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities. The following table presents financial information of each segment that is used by the CODM to assess the performance of segments for three and six months ended June 30, 2025 and 2024:

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or the following periods:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Three months ended June 30, 2025
Net sales	$492,687	$133,398	$4,970	$—	$631,055
Wood Products	425,789	105,814	3,958	—	535,561
Concrete Products	65,839	27,584	979	—	94,402
Cost of sales	247,242	85,123	3,434	806	336,605
Gross profit	245,445	48,275	1,536	(806)	294,450
Research and development, and other engineering expenses	18,019	2,344	404	—	20,767
Selling expenses	42,870	12,638	935	—	56,443
General and administrative expenses	48,211	17,605	345	11,027	77,188
Sales to other segments *	846	1,854	8,015	—	10,715
Income from operations	136,489	15,669	(86)	(11,828)	140,244
Depreciation and amortization	11,498	8,152	539	806	20,995
Significant non-cash charges	3,496	495	101	2,367	6,459
Provision for income taxes	32,589	3,091	231	3	35,914
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	29,491	2,782	308	8,439	41,020

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Three months ended June 30, 2024
Net sales	$463,022	$129,877	$4,079	$—	$596,978
Wood Products	403,561	103,083	3,482	—	510,126
Concrete Products	59,056	26,794	597	—	86,447
Cost of sales	231,441	83,928	2,593	469	318,431
Gross profit	231,581	45,949	1,486	(469)	278,547
Research and development, and other engineering expenses	17,474	2,326	148	—	19,948
Selling expenses	40,254	13,412	828	—	54,494
General and administrative expenses	41,936	17,528	822	10,281	70,567
Sales to other segments *	858	1,411	10,717	—	12,986
Income from operations	132,055	12,145	(302)	(11,712)	132,186
Depreciation and amortization	10,636	7,631	541	561	19,369
Significant non-cash charges	3,102	595	49	1,335	5,081
Provision for income taxes	33,542	2,905	286	(1,874)	34,859
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	50,288	4,329	904	2,540	58,061

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Six months ended June 30, 2025
Net sales	$913,386	$247,258	$9,306	$—	$1,169,950
Wood Products	788,556	199,689	7,599	—	995,844
Concrete Products	122,842	47,569	1,676	—	172,087
Cost of sales	457,040	158,961	6,046	1,413	623,460
Gross profit	456,346	88,297	3,260	(1,413)	546,490
Research and development, and other engineering expenses	35,527	4,476	603	—	40,606
Selling expenses	83,932	24,945	1,730	—	110,607
General and administrative expenses	95,702	33,882	716	22,554	152,854
Sales to other segments *	1,585	4,043	16,649	—	22,277
Income from operations	241,337	24,978	273	(24,025)	242,563
Depreciation and amortization	22,153	15,843	1,105	2,178	41,279
Significant non-cash charges	8,325	1,134	169	3,315	12,943
Provision for income taxes	55,759	6,033	594	124	62,510
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	72,999	5,890	458	11,838	91,185
Total assets as of June 30, 2025	2,253,295	789,658	49,289	(127,839)	2,964,403

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Six months ended June 30, 2024
Net sales	$869,771	$249,814	$7,972	$—	$1,127,557
Wood Products	753,584	201,458	6,825	—	961,867
Concrete Products	115,675	48,356	1,146	—	165,177
Cost of sales	437,654	160,053	5,810	939	604,456
Gross profit	432,117	89,761	2,162	(939)	523,101
Research and development, and other engineering expenses	34,616	4,282	316	—	39,214
Selling expenses	79,810	26,363	1,585	—	107,758
General and administrative expenses	86,973	36,225	1,148	20,303	144,649
Sales to other segments *	1,698	2,662	17,569	—	21,929
Income from operations	230,960	20,402	(877)	(22,204)	228,281
Depreciation and amortization	20,847	15,449	1,140	1,123	38,559
Significant non-cash charges	6,573	1,500	101	2,253	10,427
Provision for income taxes	55,296	5,847	283	(3,579)	57,847
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	82,631	7,172	1,523	6,147	97,473
Total assets as of June 30, 2024	1,905,699	723,791	43,594	100,277	2,773,361

*    Sales to other segments are eliminated upon consolidation.
Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $105.9 million and $249.2 million as of June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had $82.0 million or 43.0% of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential and commercial construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table illustrates the distribution of the Company’s net sales by product group as additional information for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Wood construction products	$535,561	$510,126	$995,844	$961,867
Concrete construction products	94,402	86,447	172,087	165,177
Other	1,092	405	2,019	513
Total	$631,055	$596,978	$1,169,950	$1,127,557

14.    Subsequent Events

Dividend Declared

On July 24, 2025, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.29 per share, estimated to be $12.1 million in total. The dividend will be payable on October 23, 2025, to the Company's stockholders of record on October 2, 2025.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2021 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Key provisions include modifications to depreciation allowances and the treatment of research and development expenditures. The legislation has multiple effective dates, with certain provisions effective for the 2025 tax year and others being implemented through 2027. As of August 8, 2025, the Company cannot reasonably estimate the full impact of OBBBA on its consolidated financial statements.

Sale of Facility

In July 2025, the Company sold its existing facility in Gallatin, Tennessee for approximately $18.2 million in net proceeds after closing costs and sale price adjustments, which resulted in an estimated gain on disposal of fixed assets of $12.9 million. To provide a temporary transition until the Company relocates to the new facility, the Company is leasing back the sold facility from the buyer for approximately five months. The Company treated the leaseback transaction as a short-term lease and will recognize the rent expense on the straight-line basis over the lease term.

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

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include, the effect of tariffs and international trade policies on our business operations, the effects of inflation and labor and supply shortages on our operations, and the operations of our customers, suppliers and business partners, and those factors discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of sales price increases of our products, the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and our ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

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

To grow in these markets, we aspire to be among the leaders in engineered load-rated construction building products and systems as well as digital product offerings. We also aspire to leverage our engineering expertise, deep-rooted relationships with top builders, engineers, contractors, code officials and distributors, along with our ongoing commitment to testing, research and innovation. Importantly, we currently have existing products, testing results, distribution and manufacturing capabilities to support our ambitions. This will ultimately be a function of expanding our sales and/or marketing functions to promote our products to different end users and distribution channels, expanding our customer base, and introducing new products in the future.

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

During the six months ended June 30, 2025, the recent tariff and trade policy actions have had some impact and will continue to impact our results of operations. We also experienced increased foreign currency exchange rate volatility, which we attribute, in part, to the rapidly changing global trade environment.

As previously announced, we increased prices as of June 2, 2025 on certain wood connectors, fasteners and mechanical anchors in the U.S. We believe North America net sales could increase in future periods even if demand does not increase. However, increased selling prices are expected to be offset by increased non-material costs including labor, energy, transportation, and equipment incurred over the prior three years. In addition, the announced price increases will partly offset the increased costs related to the initial tariffs that effected a portion of our fastener and anchors sales, while it does not offset tariffs announced after June 2, 2025.

Non-GAAP Financial Measures

In addition to financial information prepared in accordance with GAAP, we use adjusted EBITDA as a non-GAAP financial measure in evaluating the ongoing operating performance of our business. We define adjusted EBITDA as net income (loss) before income taxes, adjusted to exclude depreciation and amortization, integration, acquisition and restructuring costs, non-qualified deferred compensation adjustments, goodwill impairment, gain on bargain purchase, net loss or gain on disposal of assets, interest income or expense, and foreign exchange and other expense (income). This provides additional insight into the Company’s operating performance in light of the significant levels of growth investment we have made in our operations, the effect depreciation and acquisition as well as integration costs will have on our operating results. We believe this will also provide a better approximation of our cash flows compared to operating income.

Factors Affecting Our Results of Operations

Our business, financial condition, and results of operations depend in large part on the level of U.S. housing starts and residential construction activity. Overall U.S. housing starts decreased under the trailing twelve months ending June 30, 2025, compared to the trailing twelve months ending June 30, 2024. Lower housing starts in the U.S. could result in lower demand, which would affect our sales and possibly operating profit.

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

We are closely monitoring the recent tariff and trade policy actions taken by the U.S. and foreign governments. As the situation continues to remain fluid due to the rapidly changing global trade environment, we are still evaluating the potential implications of these actions on our business. While we are largely domestically sourced, we continue to monitor macroeconomic trends such as the impact of inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs in markets where we and our supplier operate. As a result of the tariff’s announced by the U.S. presidential administration on April 2, 2025 and June 15, 2025, and potential tariff modifications or the imposition of tariffs or export controls by other countries there is significant economic uncertainty. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors beyond our control. We are closely monitoring the potential for the imposition of new or additional U.S. tariffs on imports, as well as potential retaliatory tariffs or other measures other countries may impose on U.S. imports, that may adversely affect the global economy. We are currently uncertain as to the ultimate impact these measure may have given the rapidly changing environment surrounding tariffs and other related political topics; however, if enacted as currently proposed, we expect that the proposed tariffs would primarily impact our North America segment as we procure fasteners and a small number of other products from countries that will be subjected to the these tariffs. Additionally, economic pressures on our customers, including the potential of higher inflation, fluctuations in consumer confidence, driven by economic concerns or price increases, such as those we recently announced, could reduce demand for our products and services negatively affecting our net sales and profitability in the future.

In prior years, our sales were heavily seasonal with operating results varying from quarter to quarter depending on weather conditions that could delay construction starts. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year. Increased tariffs (as noted above), political uncertainty, and rising costs can also have an effect on our gross and operating profits as well. Due to efforts in diversifying our geographic footprint, product offerings, and changing our path to market in the U.S., sales from our product lines, customer base, and customer purchases are becoming less seasonal. Changes in raw material cost could impact the amount of inventory on-hand, and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset any increases in raw material costs. Changes in labor, freight and warehousing costs, could also negatively impact gross profit depending on timing and amount of sales price can be increased to offset the higher costs.

Our operations also expose us to risks associated with pandemics, epidemics or other public health crises.

Business Segment Information

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America net sales increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to incremental sales from the Company's 2024 acquisitions and price increase that took effect in June 2025. The increases were partly offset by decreased sales volumes and the negative effect of approximately $1.9 million in foreign currency translation. Our wood construction product net sales increased 4.6% for the six months ended June 30, 2025 compared to June 30, 2024. Our concrete construction product net sales increased 6.2% over the same periods. For 2025, U.S. housing starts could decline in the low-single digit range from 2024 levels. With the investments we have made, we believe we will be able to continue to grow volumes above the U.S. housing starts market, one of our ambitions. For the year-to-date period, housing starts have decreased in 2025 compared to the same period in 2024.

Operating income increased 4.5% to $241.3 million. The increase was primarily due to higher gross profits, partially offset by higher operating expenses. The operating expense increases were driven primarily by higher personnel costs and variable compensation. Additional incremental investments in the business will be limited until the U.S. housing market shows long-term improvement.

In May 2025, we held the grand opening on our Columbus, Ohio facility. We expect the construction of our new Gallatin, Tennessee facility to be completed and operations to commence in the fourth quarter of 2025. These facilities are expected to improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products. These facilities will help ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service.

Europe net sales decreased 1.0% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, Wood construction product net sales decreased 0.9% for the six months ended June 30, 2025 compared to June 30, 2024 and concrete construction product net sales, which are mostly project based, decreased 1.6% over the same periods. Gross profit decreased $1.5 million primarily due to lower net sales as well as gross margins decreasing to 35.7% from 35.9% due to increased factory overhead, warehouse and labor costs, partially offset by lower material costs, as a percentage of net sales. Operating income increased $4.6 million and operating margin increased to 10.1% from 8.2% due to lower operating and integration expenses. We currently anticipate Europe 2025 results to be impacted by economic headwinds but also believe in the long term potential given Europe's on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

Based on business trends and conditions, the Company's outlook for the full fiscal year ending December 31, 2025 is as follows:

•Consolidated operating margin is estimated to be in the range of 18.5% to 20.5% given the declining trends and projections for 2025 U.S. housing starts compared to the prior year and the current trade environment. The outlook reflects the previously announced price increases that went into effect on June 2, 2025. The operating margin range does not include any additional pricing actions in 2025 and includes a projected benefit of $12.0 million to $13.0 million from the sale of the original Gallatin, Tennessee facility based on a contracted sales price of $19.1 million.

•The effective tax rate is estimated to be in the range of 25.5% to 26.5%, including both federal and state income tax rates as well as international income tax rates, and assuming no tax law changes are enacted.

•Capital expenditures are estimated to range between $140.0 and $160.0 million, which includes approximately $70.0 million to $75.0 million remaining for both the Columbus, Ohio facility expansion and the new Gallatin, Tennessee facility construction.

Results of Operations for the Three Months Ended June 30, 2025, Compared with the Three Months Ended June 30, 2024

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended June 30, 2025, against the results of operations for the three months ended June 30, 2024. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended June 30, 2024 and the three months ended June 30, 2025. In the first quarter of 2025, the Company reclassified certain engineering costs related to the Company's digital efforts from research and development and engineering expense as well as selling expense to general and administrative expense. The financial results of prior three months ended June 30, 2024 were revised to reflect these changes with $2.8 million of costs being reclassified from research and development expenses and $1.4 million from selling expense to general and administrative expense. The reclassification did not have any impact on the total operating expenses.

Second Quarter 2025 Consolidated Financial Highlights

The following table shows the change in the Company's results of operations from the three months ended June 30, 2024 to the three months ended June 30, 2025, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
(in thousands)	June 30, 2024	North America	Europe	Asia/ Pacific	Admin & All Other	June 30, 2025
Net sales	$596,978	$29,665	$3,521	$891	$—	$631,055
Cost of sales	318,431	15,801	1,195	841	337	336,605
Gross profit	278,547	13,864	2,326	50	(337)	294,450
Research and development and other engineering expense	19,948	545	18	256	—	20,767
Selling expense	54,494	2,615	(774)	108	—	56,443
General and administrative expense	70,567	6,275	77	(478)	747	77,188
Total operating expenses	145,009	9,435	(679)	(114)	747	154,398
Acquisition and integration related costs	1,590	—	(610)	—	(967)	13
Net gain on disposal of assets	(238)	(5)	89	(51)	—	(205)
Income from operations	132,186	4,434	3,526	215	(117)	140,244
Interest income (expense), net and other	2,092	(333)	64	(6)	(922)	895
Other & foreign exchange gain (loss), net	(1,588)	(9,777)	1,123	(326)	8,884	(1,684)
Income before income taxes	132,690	(5,676)	4,713	(117)	7,845	139,455
Provision for income taxes	34,859	(953)	186	(55)	1,877	35,914
Net income	$97,831	$(4,723)	$4,527	$(62)	$5,968	$103,541

Net sales increased 5.7% to $631.1 million from $597.0 million. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84.9% and 85.5% of the Company's total sales in the second quarters of 2025 and 2024, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15.0% and 14.5% of the Company's total sales in the second quarters of 2025 and 2024, respectively.

Gross profit increased 5.7% to $294.5 million from $278.5 million primarily due to higher net sales on flat gross margins of 46.7%. From a product perspective, gross margin decreased to 47.1% from 47.2% for wood construction products and decreased to 45.0% from 47.5% for concrete construction products, respectively.

Selling expense increased 3.6% to $56.4 million from $54.5 million, primarily due to an increase of $1.9 million in personnel costs.

General and administrative expense increased 9.4% to $77.2 million from $70.6 million, primarily due to increases of $2.9 million in variable compensation, $1.8 million in personnel costs, and $1.0 million in computer and software, net of amount capitalized.

Our effective income tax rate decreased to 25.8%from 26.3%.

Consolidated net income was $103.5 million compared to $97.8 million. Diluted earnings per share was $2.47 compared to $2.31.

Adjusted EBITDA1 of $159.9 million increased 4.8% compared to $152.6 million, primarily due to higher gross profits.

Net sales

The following table shows net sales by segment for the three months ended June 30, 2025 and 2024, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
Three months ended
June 30, 2024	$463,022	$129,877	$4,079	$596,978
June 30, 2025	492,687	133,398	4,970	631,055
Increase	$29,665	$3,521	$891	$34,077
Percentage increase	6.4%	2.7%	21.8%	5.7%

The following table shows segment net sales as percentages of total net sales for the three months ended June 30, 2025 and 2024, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2024 net sales	77%	22%	1%	100%
Percentage of total 2025 net sales	78%	21%	1%	100%

Gross profit

The following table shows gross profit (loss) by segment for the three months ended June 30, 2025 and 2024, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
Three months ended
June 30, 2024	$231,581	$45,949	$1,486	$(469)	$278,547
June 30, 2025	245,445	48,275	1,536	(806)	294,450
Increase (decrease)	$13,864	$2,326	$50	$(337)	$15,903
Percentage Increase	6.0%	5.1%	*	*	5.7%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended June 30, 2025 and 2024, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2024 gross margin percentage	50.0%	35.4%	36.4%	*	46.7%
2025 gross margin percentage	49.8%	36.2%	30.9%	*	46.7%

* The statistic is not meaningful or material.

North America

•Net sales increased 6.4%, primarily due to price increases that took effect in June 2025 and incremental sales from the Company's 2024 acquisitions.

•Gross margin decreased to 49.8% from 50.0%, primarily due to higher warehouse costs, as a percentage of net sales.

•Selling expense increased 6.5%, primarily due to increases of $1.8 million in personnel costs and $0.8 million in variable compensation.

•General and administrative expense increased 15.0%, primarily due to increases of $1.8 million in depreciation and amortization, $1.7 million in professional fees, $1.6 million in variable compensation and $1.1 million in personnel costs.

•Income from operations increased by $4.4 million due to the factors discussed above.

Europe

•Net sales increased 2.7%, primarily due to the positive effect of approximately $7.0 million in foreign currency translation, partly offset by lower sales volumes.

•Gross margin increased to 36.2% from 35.4%, primarily due to lower material costs, partly offset by an increase in factory overhead, as a percentage of net sales.

•Income from operations increased by $3.5 million to $15.7 million from $12.1 million primarily due to an increase in gross profit and a decrease in operating expenses including variable compensation and travel related costs.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended June 30, 2025 and 2024.

Results of Operations for the Six Months Ended June 30, 2025, Compared with the Six Months Ended June 30, 2024

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the six months ended June 30, 2025, against the results of operations for the six months ended June 30, 2024. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the six months ended June 30, 2024 and the six months ended June 30, 2025. In the first quarter of 2025, the Company reclassified certain engineering costs related to the Company's digital efforts from research and development and engineering expense as well as selling expense to general and administrative expense. The financial results of prior six months ended June 30, 2024, were revised to reflect these changes with $5.4 million of costs being reclassified from research and development expenses and $2.7 million from selling expense to general and administrative expense. The reclassification did not have any impact on the total operating expenses.

Year-to-Date (6-month) 2025 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the six months ended June 30, 2025, from the six months ended June 30, 2024, and the increases or decreases for each category by segment:

	Six Months Ended	Increase (Decrease) in Operating Segment				Six Months Ended
(in thousands)	June 30, 2024	North America	Europe	Asia/ Pacific	Admin & All Other	June 30, 2025
Net sales	$1,127,557	$43,615	$(2,556)	$1,334	$—	$1,169,950
Cost of sales	604,456	19,386	(1,092)	236	474	623,460
Gross profit	523,101	24,229	(1,464)	1,098	(474)	546,490
Research and development and other engineering expense	39,213	912	194	287	—	40,606
Selling expense	107,758	4,122	(1,418)	146	(1)	110,607
General and administrative expense	144,649	8,729	(2,344)	(432)	2,252	152,854
Total operating expenses	291,620	13,763	(3,568)	1	2,251	304,067
Acquisition and integration related costs	3,636	—	(2,590)	—	(906)	140
Net gain on disposal of assets	(436)	89	118	(51)	—	(280)
Income from operations	228,281	10,377	4,576	1,148	(1,819)	242,563
Interest income (expense), net and other	2,443	(457)	296	315	(599)	1,998
Other & foreign exchange gain (loss), net	381	(18,800)	(483)	(145)	18,421	(626)
Income (Loss) before income taxes	231,105	(8,880)	4,389	1,318	16,003	243,935
Provision for income taxes	57,847	463	185	312	3,703	62,510
Net income	$173,258	$(9,343)	$4,204	$1,006	$12,300	$181,425

Net sales increased 3.8% to $1,170.0 million from $1,127.6 million driven by incremental sales from the Company's 2024 acquisitions and price increases that took effect in June 2025, partly offset by an overall decrease in sales volumes. Wood construction product sales represented 85.1% and 85.3% of the Company's total sales in the first six months of 2025 and 2024. Concrete construction product sales represented 14.7% and 14.6% of the Company's total sales in the first six months of 2025 and 2024.

Gross profit increased 4.5% to $546.5 million from $523.1 million. Gross margins increased to 46.7% from 46.4%. The increase is due to lower material costs for the Company overall. Gross margins increased to 46.9% from 46.2% for wood construction products and decreased to 47.0% from 47.1% for concrete construction products.

Research and development and engineering expense increased 3.6% to $40.6 million from $39.2 million primarily due to increases of $4.8 million in in computer and software cost, net of amount capitalized and $0.6 million in personnel costs, partially offset by a decrease of $3.8 million in professional fees.
Selling expense increased to $110.6 million from $107.8 million, primarily due to increases of $4.8 million in personnel costs, $1.3 million in variable compensation, partially offset by decreases of $1.2 million in advertising and trade shows costs and $1.0 million in travel related costs.

General and administrative expense increased to $152.9 million from $144.6 million, primarily due to increases of $5.2 million in personnel costs and $5.0 million in variable compensation, partially offset by a decrease of $1.1 million in travel related costs.

Our effective income tax rate increased to 25.6% from 25.0%.

Consolidated net income was $181.4 million compared to $173.3 million. Diluted earnings per share was $4.33 compared to $4.07.

Adjusted EBITDA1 of $281.7 million increased 4.4% compared to $269.9 million primarily due to higher gross profits.

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2024 and 2025:

(in thousands)	North America	Europe	Asia/ Pacific	Total
Six Months Ended
June 30, 2024	$869,771	$249,814	$7,972	$1,127,557
June 30, 2025	913,386	247,258	9,306	1,169,950
Increase (decrease)	$43,615	$(2,556)	$1,334	$42,393
Percentage increase (decrease)	5.0%	(1.0)%	16.7%	3.8%

The following table represents segment sales as percentages of total net sales for the six-month periods ended June 30, 2024 and 2025, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2024 net sales	77%	22%	1%	100%
Percentage of total 2025 net sales	78%	21%	1%	100%

Gross profit

The following table represents gross profit (loss) by segment for the six-month periods ended June 30, 2024 and 2025:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
Six Months Ended
June 30, 2024	$432,117	$89,761	$2,162	$(939)	$523,101
June 30, 2025	456,346	88,297	3,260	(1,413)	546,490
Increase (decrease)	$24,229	$(1,464)	$1,098	$(474)	$23,389
Percentage increase (decrease)	5.6%	(1.6)%	*	*	4.5%

* The statistic is not meaningful or material

The following table represents gross margins by segment for the six-month periods ended June 30, 2024 and 2025:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2024 gross margin percentage	49.7%	35.9%	27.1%	*	46.4%
2025 gross margin percentage	50.0%	35.7%	35.0%	*	46.7%

* The statistic is not meaningful or material.
1 Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to U.S. generally accepted accounting principles (“GAAP”) net income see the schedule titled “Reconciliation of Net Income to Adjusted EBITDA.”

North America

•Net sales increased 5.0%, primarily due to incremental sales from the Company's 2024 acquisitions and price increases that took effect in June 2025.

•Research and development and engineering expense increased 2.6%, primarily due to an increase of $4.7 million in computer and software expenses, net of amounts capitalized, partially offset by a decrease of $3.7 million in professional fees.

•Selling expense increased 5.2%, primarily due to increases of $4.7 million in personnel costs and $1.5 million in variable compensation, partially offset by decreases of $0.9 million in advertising and trade shows expenses and $0.8 million in travel related expenses.

•General and administrative expense increased 10.0%, primarily due to increases of $3.7 million in personnel costs, $3.5 million in variable compensation, and $2.6 million in professional fees, partially offset by a decrease of $2.3 million in computer and software expenses, net of amounts capitalized.

•Income from operations increased $10.4 million, due to higher net sales, partially offset by increases in operating expenses.

Europe

•Net sales decreased 1.0%, primarily due to lower sales volumes, partially offset by the positive effect of $3.0 million in foreign currency translation.

•Income from operations increased $4.6 million, primarily due to lower operating expenses.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the six months ended June 30, 2025 and 2024.

Effect of New Accounting Standards

See “Note 1 Basis of Presentation — Accounting Standard Adopted” and “Note 1 Basis of Presentation — Accounting Standards Not Yet Adopted” to the accompanying unaudited interim Condensed Consolidated Financial Statements.

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

On March 30, 2022, the Company entered into a Credit Agreement. The Credit Agreement provides for a 5-year revolving credit facility of $450.0 million, which includes a letter of credit sub-facility up to $50.0 million and for a 5-year term loan facility of $450.0 million. As of June 30, 2025, the Company had no borrowings under the revolving credit facility and $376.9 million under the term loan facility, and has $450.0 million available to borrow under the revolving credit facility.

As of June 30, 2025, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, including $82.0 million that is held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

We believe the Company's balances of cash and cash equivalents, cash flows from operating activities, and access to borrowings under our credit facilities are sufficient to satisfy its liquidity requirements and capital needs over the next 12 months and beyond.

The following table shows selected financial information as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively:

	As of June 30,	As of December 31,	As of June 30,
(in thousands)	2025	2024	2024

Cash and cash equivalents	$190,400	$239,371	$354,851
Property, plant and equipment, net	597,536	531,655	459,297
Equity & other investments, goodwill and intangible assets	977,877	903,498	866,238
Non-cash net working capital	694,858	570,602	615,900

The following table presents the significant categories of cash flows used or provided during the six-month periods ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$132,778	$119,086
Investing activities	(90,568)	(95,686)
Financing activities	(95,617)	(93,113)

Cash flow from operating activities result primarily from our earnings before non-cash items such as depreciation, amortization, and stock-based compensation, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. Our revenues are derived from manufacturing and sales of building construction materials. Our operating cash flows are impacted by prevailing macro-economic conditions and subject to seasonality, which is cyclically associated with the volume and timing of construction project starts. For example, as a result of seasonality our trade accounts receivable are generally lowest at the end of the fourth quarter and increases during the first, second, and third quarters as construction activity ramps in markets we serve.

During the six months ended June 30, 2025, operating activities provided $132.8 million in cash, as a result of $181.4 million from net income plus $60.1 million non-cash expenses such as depreciation and amortization, deferred compensation, stock-based compensation, and leases. This amount was partly offset by $108.7 million used for the net change in operating assets and liabilities. The net change in operating assets and liabilities included increases of $120.8 million in trade accounts receivable, partly offset by a decrease of $26.1 million in inventory.

Cash flow used in investing activities of $90.6 million during the six months ended June 30, 2025 was primarily used for facility expansion projects as well as machinery and equipment purchases. Due to updated forecasts on the timing of the spend and subject to future events and circumstances, capital expenditures are estimated to be in the range of $140.0 million and $160.0, which includes approximately $70.0 million to $75.0 million remaining for both the Columbus, Ohio facility expansion and the new Gallatin, Tennessee facility. The remaining capital expenditures will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs, as well as investments for adjacencies and key growth initiatives.

Cash flow used in financing activities of $95.6 million during the six months ended June 30, 2025 consisted primarily of $60.0 million in stock repurchases and $23.5 million used to pay dividends to our stockholders.

On July 24, 2025, the Company's Board of Directors (the “Board”) declared a quarterly cash dividend of $0.29 per share payable on October 23, 2025, to the Company's stockholders of record on October 2, 2025.

Since the beginning of 2022 through the period ended June 30, 2025, we have returned $447.7 million to stockholders, which represents 51.0% of our free cash flow from operations during the same period, and over the same period the Company has repurchased over two million shares of the Company's common stock, which represents approximately 4.8% of the outstanding shares of the Company's common stock at the start of 2022.

Reconciliation of Non-GAAP Financial Measures
(In thousands) (Unaudited)

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$103,541	$97,831	$181,425	$173,258

Provision for income taxes	35,914	34,859	62,510	57,847
Interest (income) expense, net and other financing costs	(895)	(2,092)	(1,998)	(2,443)
Depreciation and amortization	20,995	19,370	40,517	38,559
Other*	333	2,603	(804)	2,629
Adjusted EBITDA	$159,888	$152,571	$281,650	$269,850

*Other: Includes acquisition integration and restructuring related expenses, non-qualified deferred compensation plan adjustments, other & foreign exchange loss net, and net loss or gain on disposal of assets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

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

We may manage our exposure to transactional risk by entering into foreign currency forward contracts and cross currency swaps for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2021, 2022, 2023, and 2025, we entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Agreement, which bears interest at variable rates. As of June 30, 2025, the outstanding debt under the Credit Agreement subject to interest rate fluctuations was $376.9 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on the balances outstanding under our Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 7, “Derivatives and Hedging Instruments”, for further information on our interest rate swap contracts in effect as of June 30, 2025.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost started to stabilize by the end of 2024 and began to raise again later part of the first six months of 2025. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act of 1934. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the second quarter of 2025.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs [2] (in thousands)
April 1 - April 30, 2025	—	$—	—	$75,000
May 1 - May 31, 2025	154,323	162.08	154,242	50,000
June 1 - June 30, 2025	62,403	160.25	62,403	40,000
Total	216,726
[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the second quarter of 2025.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 8, 2025	By /s/Matt Dunn
Matt Dunn
Chief Financial Officer
(principal accounting and financial officer)