Form 10-Q
period 2025-09-30
Simpson Manufacturing Co., Inc.
filed 2025-11-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2025: 41,459,275

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2025	2024	2024
ASSETS
Current assets
Cash and cash equivalents	$297,304	$339,427	$239,371
Trade accounts receivable, net	395,353	360,350	284,392
Inventories	591,877	583,380	593,175
Other current assets	64,834	51,609	59,383
Total current assets	1,349,368	1,334,766	1,176,321

Property, plant and equipment, net	613,896	495,822	531,655
Operating lease right-of-use assets	94,363	87,097	93,933
Goodwill	557,836	550,946	512,383
Intangible assets, net	392,517	395,517	375,051
Other noncurrent assets	37,443	33,311	46,825
Total assets	$3,045,423	$2,897,459	$2,736,168
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$103,593	$110,321	$100,972
Accrued liabilities and other current liabilities	277,204	245,130	242,876
Long-term debt, current portion	22,500	22,500	22,500
Total current liabilities	403,297	377,951	366,348
Operating lease liabilities, net of current portion	76,599	70,496	76,184
Long-term debt, net of current portion and issuance costs	346,709	442,885	362,563
Deferred income tax	94,088	89,226	90,303
Other long-term liabilities	111,437	53,457	27,636
Total liabilities	1,032,130	1,034,015	923,034
Commitments and contingencies (see Note 12)
Non-qualified deferred compensation plan share awards	6,653	6,473	7,786
Stockholders’ equity
Common stock, at par value	419	424	424
Additional paid-in capital	322,828	311,885	307,197
Retained earnings	1,798,165	1,606,371	1,646,568
Common stock held in non-qualified deferred compensation plan ("DCP")	(2,859)	(1,074)	(1,297)
Treasury stock	(90,755)	(50,280)	(100,771)
Accumulated other comprehensive loss	(21,158)	(10,355)	(46,773)
Total stockholders’ equity	2,006,640	1,856,971	1,805,348
Total liabilities, mezzanine equity, and stockholders’ equity	$3,045,423	$2,897,459	$2,736,168

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$623,513	$587,153	$1,793,463	$1,714,710
Cost of sales	334,251	312,096	957,711	916,551
Gross profit	289,262	275,057	835,752	798,159
Operating expenses:
Research and development and other engineering expense	20,793	20,546	61,399	59,759
Selling expense	56,123	52,997	166,730	160,755
General and administrative expense	85,375	75,329	238,229	219,977
Total operating expenses	162,291	148,872	466,358	440,491
Acquisition and integration related costs	309	1,356	449	4,992
Net gain on disposal of assets	(14,081)	(25)	(14,361)	(460)
Income from operations	140,743	124,854	383,306	353,136
Interest income, net and other finance costs	2,317	1,668	4,315	4,111
Other & foreign exchange gain (loss), net	777	(29)	151	352
Income before taxes	143,837	126,493	387,772	357,599
Provision for income taxes	36,393	32,974	98,903	90,821
Net income	$107,444	$93,519	$288,869	$266,778
Other comprehensive income
Translation adjustments and other, net of tax	352	26,320	64,610	4,409
Unamortized pension adjustments, net of tax	(16)	(367)	394	(653)
Cash flow hedge adjustment, net of tax	5,158	(11,427)	(39,389)	(4,121)
Comprehensive net income	$112,938	$108,045	$314,484	$266,413
Net income per common share:
Basic	$2.59	$2.22	$6.92	$6.31
Diluted	$2.58	$2.21	$6.89	$6.28
Weighted-average number of shares outstanding
Basic	41,520	42,151	41,737	42,254
Diluted	41,704	42,335	41,903	42,464
Cash dividends declared per common share	$0.29	$0.28	$0.86	$0.83

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended September 30, 2025 and 2024

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at June 30, 2025	41,590	$419	$315,528	$1,702,437	$(26,652)	$(1,235)	$(60,457)	$1,930,040
Net income	—	—	—	107,444	—	—	—	107,444
Translation adjustment and other, net of tax	—	—	—	—	352	—		352
Pension adjustment, net of tax	—	—	—	—	(16)	—		(16)
Cash flow hedges, net of tax	—	—	—	—	5,158	—		5,158
Stock-based compensation expense and deferred compensation plan ("DCP") expense	—	—	5,705	—	—	—	—	5,705
Common stock held in DCP	—	—	1,686	—	—	(1,686)	—	—
Distribution/ diversification of common stock held in DCP	1	—	—		—	62	—	62
Change in redemption value of stock awards in DCP	—	—		246	—	—	—	246
Shares issued from release of Restricted Stock Units	1	—	(91)	—	—	—	—	(91)
Repurchase of common stock, including excise tax	(159)	—	—	—	—	—	(30,298)	(30,298)
Cash dividends declared on common stock, $0.29 per share	—	—	—	(11,962)	—	—	—	(11,962)
Balance at September 30, 2025	41,433	$419	$322,828	$1,798,165	$(21,158)	$(2,859)	$(90,755)	$2,006,640

Balance June 30, 2024	42,163	$424	$313,323	$1,526,192	$(24,881)	$—	$(50,257)	$1,764,801
Net income	—	—	—	93,519	—	—	—	93,519
Translation adjustment and other, net of tax	—	—	—	—	26,320	—	—	26,320
Pension adjustment, net of tax	—	—	—	—	(367)	—	—	(367)
Cash flow hedges, net of tax	—	—	—	—	(11,427)	—	—	(11,427)
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	(2,506)	—	—	—	—	(2,506)
Common stock held in DCP	—	—	1,074	—	—	(1,074)	—	—
Change in redemption value of share awards in DCP	—	—	—	(1,533)	—	—	—	(1,533)
Shares issued from release of Restricted Stock Units	1	—	(6)	—	—	—	—	(6)
Repurchase of common stock, including excise tax	—	—	—	—	—	—	(23)	(23)
Cash dividends declared on common stock, $0.28 per share	—	—	—	(11,807)	—	—	—	(11,807)
Balance at September 30, 2024	42,164	$424	$311,885	$1,606,371	$(10,355)	$(1,074)	$(50,280)	$1,856,971
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Nine Months Ended September 30, 2025 and 2024

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at December 31, 2024	41,878	$424	$307,197	$1,646,568	$(46,773)	$(1,297)	$(100,771)	$1,805,348
Net income	—	—	—	288,869	—	—	—	288,869
Translation adjustment, net of tax	—	—	—	—	64,610	—	—	64,610
Pension adjustment and other, net of tax	—	—	—	—	394	—	—	394
Cash flow hedges, net of tax	—	—	—	—	(39,389)	—	—	(39,389)
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	15,061	—	—	—	—	15,061
Common stock held in DCP	(16)	—	1,724	—	—	(1,724)	—	—
Distribution/ diversification of common stock held in DCP	1	—		—	—	162	—	162
Changes in redemption value of stock awards in DCP	—	—	—	(656)	—		—	(656)
Shares issued from release of Restricted Stock Units	71	1	(4,680)		—	—	—	(4,679)
Repurchase of common stock, including excise tax	(522)			—	—	—	(90,755)	(90,755)
Retirement of treasury stock	—	(6)	—	(100,765)	—	—	100,771	—
Cash dividends declared on common stock, $0.86 per share	—	—	—	(35,851)	—	—	—	(35,851)
Common stock issued at $165.83 per share for stock bonus	21	—	3,526	—	—		—	3,526
Balance at September 30, 2025	41,433	$419	$322,828	$1,798,165	$(21,158)	$(2,859)	$(90,755)	$2,006,640

Balance at December 31, 2023	42,323	$426	$313,119	$1,426,554	$(9,990)	$—	$(50,363)	$1,679,746
Net income	—	—	—	266,778	—	—	—	266,778
Translation adjustment, net of tax	—	—	—	—	4,409	—	—	4,409
Pension adjustment and other, net of tax	—	—	—	—	(653)	—	—	(653)
Cash flow hedges, net of tax	—	—	—	—	(4,121)	—	—	(4,121)
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	5,246	—	—	—	—	5,246
Common stock held in DCP	—	—	1,074	—	—	(1,074)	—	—
Change in redemption value of share awards in DCP	—	—	—	(1,533)	—	—	—	(1,533)
Shares issued from release of Restricted Stock Units	124	1	(7,554)	—	—	—	—	(7,553)
Repurchase of common stock, including excise tax	(283)	—	—	—	—	—	(50,280)	(50,280)
Retirement of treasury stock	—	(3)	—	(50,360)	—	—	50,363	—
Cash dividends declared on common stock, $0.83 per share	—	—	—	(35,068)	—	—	—	(35,068)
Balance at September 30, 2024	42,164	$424	$311,885	$1,606,371	$(10,355)	$(1,074)	$(50,280)	$1,856,971
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$288,869	$266,778
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of assets	(14,361)	(460)
Depreciation and amortization	64,619	60,979
Noncash lease expense	14,789	11,902
Release of acquisition related tax and legal contingency	—	(1,830)
Loss in equity method investment, before tax	450	645
Deferred income taxes	3,549	(9,189)
Noncash compensation related to stock plans and other changes in the fair value of DCP	19,716	16,017
Provision for credit losses	1,772	70
Deferred hedge gain	(5,320)	(2,556)
Changes in operating assets and liabilities
Trade accounts receivable	(101,822)	(73,474)
Inventories	20,819	(28,066)
Trade accounts payable	1,330	6,085
Other current assets	454	(7,848)
Accrued liabilities and other current liabilities	21,737	(3,648)
Other noncurrent assets and liabilities	(13,629)	(13,040)
Net cash provided by operating activities	302,972	222,365
Cash flows from investing activities
Capital expenditures	(124,343)	(124,848)
Acquisitions, net of cash acquired		(77,641)
Purchases of equity investments	(3,236)	(1,495)
Proceeds from sale of property and equipment	21,050	1,869
Net cash used in investing activities	(106,529)	(202,115)
Cash flows from financing activities
Repurchase of common stock	(90,000)	(50,000)
Issuance of common stock	3,526	—
Proceeds from line of credits	29,509	1,296
Repayments of line of credit and term loan	(45,939)	(20,080)
Dividends paid	(35,557)	(34,694)
Cash paid on behalf of employees for shares withheld	(4,680)	(7,554)
Net cash used in financing activities	(143,141)	(111,032)
Effect of exchange rate changes on cash and cash equivalents	4,631	387
Net decrease in cash and cash equivalents	57,933	(90,395)
Cash and cash equivalents at beginning of period	239,371	429,822
Cash and cash equivalents at end of period	$297,304	$339,427
Noncash activity during the period
Noncash capital expenditures	$8,010	$6,294
Dividends declared but not paid	11,962	11,806
Issuance of Company’s common stock for compensation	3,526	—
The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). Investments in 50% or less owned entities are accounted for using either the cost or the equity method. All significant intercompany transactions have been eliminated. Certain amounts in the Condensed Consolidated Financial Statements of the prior year have been reclassified to conform to the fiscal 2025 presentation. For the three and nine months ended September 30, 2025, the Company also reclassified certain engineering costs related to the Company's digital efforts from research and development and engineering expense as well as selling expense to general and administrative expense. These reclassifications had no impact on the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flow.

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

Effective January 1, 2025, the Company changed its method of computing depreciation of Machinery and Equipment from accelerated methods to a straight-line method. The Company determined that the change in depreciation method is considered change in accounting estimate affected by a change in accounting principle. Accordingly, a change in accounting estimate affected by a change in accounting principle was applied prospectively. The effect of the change to the straight-line method resulted in a reduction of $1.6 million in depreciation expense and an estimated $1.2 million increase in net income, or approximately $0.03 per basic and $0.03 per diluted share; for the three months ended September 30, 2025. The effect of the change for the nine months ended September 30, 2025 resulted in a reduction of $5.2 million in depreciation expense and an estimated $3.9 million increase in net income, or approximately $0.09 per basic and $0.09 per diluted share.

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

The changes in the allowance for doubtful accounts receivable for the nine months ended September 30, 2025 are outlined in the table below:

	December 31, 2024	Expense (Deductions), net	Write-Offs[1]	September 30, 2025
Allowance for credit losses	$2,998	1,772	(130)	$4,640
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

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of September 30, 2025 and 2024:

	2025			2024
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$32,148	$—	$—	$34,174	$—	$—
Derivative instruments - assets (3)	—	15,223	—	—	14,199	—
Investment in deferred compensation plan (4)	1,317	—	—	896	—	—
Liabilities
Term loan due 2027 (2)	—	371,250	—	—	393,750	—
Revolver due 2027 (2)	—	—	—	—	75,038	—
Derivative instruments - liabilities (3)	—	87,461	—	—	30,059	—
Deferred compensation plan liabilities (4)	5,620	—	—	2,053	—	—
Contingent considerations	—	—	5,400	—	—	6,587

(1) The carrying amounts of cash equivalents, representing money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of September 30, 2025 and 2024 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of September 30, 2025 based upon their terms and conditions in comparison to debt instruments with similar terms and conditions available on the same date.
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

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 requiring enhanced income tax disclosures. The ASU requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments can be applied either on a prospective or a retrospective basis. The Company will adopt the ASU beginning with its fourth quarter ending December 31, 2025 and expects the application of this ASU will not have a material impact on its consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05 that provides a practical expedient in developing forecasts as part of estimating expected credit losses. The amendment permits the Company to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual and interim periods beginning after December 15, 2025. Early adoption is permitted and is effective on a prospective basis. The Company is currently assessing the potential impacts of adoption on the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 that removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. The amendment modernizes the guidance for internal-use software costs, including website development, by eliminating development stage requirements and introducing a probable-to-complete threshold for capitalization. The ASU is effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective, modified or retrospective transition approach. The Company is currently assessing the potential impacts of adoption on the consolidated financial statements.

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

Wood Construction Products Revenue. Wood construction products represented approximately 84.8% and 85.2% of total net sales for the nine months ended September 30, 2025 and 2024, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 15.0% and 14.7% of total net sales for the nine months ended September 30, 2025 and 2024, respectively.

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

Contract liabilities consist of billings in excess of costs and earnings and other deferred revenue on cancellable contracts. The time period between when consideration was received to when performance obligations are complete may not be significant. As of September 30, 2025 and 2024, the Company's contract liability was $4.1 million and $10.3 million, respectively. The Company recognized revenue of $3.0 million and $1.6 million from the contract liability during the three months ended September 30, 2025 and 2024, respectively. The Company had no material contract assets from contract with customers.

3.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income available to common stockholders	$107,444	$93,519	$288,869	$266,778

Basic weighted-average shares outstanding	41,520	42,151	41,737	42,254
Dilutive effect of potential common stock equivalents	184	184	166	210
Diluted weighted-average shares outstanding	41,704	42,335	41,903	42,464
Net earnings per common share:
Basic	$2.59	$2.22	$6.92	$6.31
Diluted	$2.58	$2.21	$6.89	$6.28

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

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $5.8 million and $4.7 million for the three months ended September 30, 2025 and 2024, respectively, and $18.7 million and $15.1 million for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, the Company granted an aggregate of 118,984 RSUs and PSUs to the Company's employees, including officers at an estimated weighted-average fair value of $169.91 per share based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based, or time and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

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

As of September 30, 2025, the Company's aggregate unamortized stock compensation expense was approximately $28.3 million which is expected to be recognized in expense over a weighted-average period of 2.2 years.

5.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of September 30,		As of December 31,
(in thousands)	2025	2024	2024
Trade accounts receivable	$404,041	$368,445	$291,480
Allowance for doubtful accounts	(4,640)	(3,052)	(2,998)
Allowance for sales discounts and returns	(4,048)	(5,043)	(4,090)
	$395,353	$360,350	$284,392

6.    Inventories

The components of inventories are as follows:

	As of September 30,		As of December 31,
(in thousands)	2025	2024	2024
Raw materials	$187,929	$195,077	$207,818
In-process products	58,590	57,657	57,627
Finished products	345,358	330,646	327,730
	$591,877	$583,380	$593,175

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

As of September 30, 2025, the aggregate notional amounts of the Company's outstanding interest rate contracts, cross currency swap contracts, EUR forward contract, and net investment hedge were $371.3 million, $389.2 million, $321.7 million, and $557.2 million, respectively.

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

The effects of cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the nine months ended September 30, were as follows:

	2025			2024
(in thousands)	Cost of sales	Interest income, net and other finance costs	Other & foreign exchange loss, net	Cost of sales	Interest income, net and other finance costs	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$957,711	$4,315	$151	$916,551	$4,111	$352
The effects of cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—	5,868	—	—	9,303	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—	1,929	(49,869)	—	3,433	(4,900)
Forward contract
Amount of gain reclassified from OCI to earnings	—	—	—	(188)	—	—

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended September 30, 2025 and 2024 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2025	2024		2025	2024
Interest rate contracts	$364	$(7,000)	Interest expense	$1,952	$3,067
Cross currency contracts	4,211	(13,285)	Interest expense	390	898
Forward contracts	—	—	FX gain (loss)	11	(19,134)
Total	$4,575	$(20,285)		$2,353	$(15,169)

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the nine months ended September 30, 2025 and 2024 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Loss Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2025	2024		2025	2024
Interest rate contracts	$(1,759)	$2,173	Interest expense	$5,868	$9,303
Cross currency contracts	(45,007)	3,048	Interest expense	1,929	3,433
Forward contracts	—	—	FX loss	(49,869)	(4,900)
			Cost of goods sold	—	(188)
Total	$(46,766)	$5,221		$(42,072)	$7,648

For the three months ending September 30, 2025 and 2024, net investment hedge gain of $7.8 million and loss of $8.8 million were included in OCI, respectively. For the three months ending September 30, 2025 and 2024, excluded loss of $1.3 million and gain of $1.3 million were reclassified from OCI to interest expense, respectively.

For the nine months ending September 30, 2025 and 2024, loss on the net investment hedge of $41.8 million and gain on the net investment hedge of $1.0 million were included in OCI, respectively. For the nine months ending September 30, 2025 and 2024, excluded loss of $3.8 million and gain of $3.8 million were reclassified from OCI to interest expense, respectively.

As of September 30, 2025, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheet were comprised of an asset of $15.2 million, of which $13.9 million is included in other current assets, and the balance of $1.4 million as other non-current assets, and of a non-current liability of $87.5 million included in the “Other long-term liabilities” of the condensed consolidated balance sheets.

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of September 30,		As of December 31,
(in thousands)	2025	2024	2024
Land	$59,872	$62,332	$61,054
Buildings and site improvements	249,461	249,921	246,138
Leasehold improvements	12,614	10,899	11,313
Machinery and equipment	623,523	562,199	567,322
	945,470	885,351	885,827
Less: accumulated depreciation and amortization	(560,817)	(514,009)	(516,320)
	384,653	371,342	369,507
Capital projects in progress	229,243	124,480	162,148
Total	$613,896	$495,822	$531,655

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

Asset sale

In July 2025, the Company sold its existing facility in Gallatin, Tennessee that is part of the Company's Administrative and All Other segment for approximately $19.0 million in net proceeds after closing costs and sale price adjustments, which resulted in an estimated gain on disposal of fixed assets of $12.9 million. The Company recognized the gain as income from operations with the Condensed Consolidated Statements of Earnings and Comprehensive Income. To provide a temporary transition until the Company relocates to the new facility, the Company has leased back the sold facility from the buyer for approximately five months. The Company treated the leaseback transaction as a short-term lease and will recognize the rent expense on the straight-line basis over the lease term.

9.    Goodwill and Intangible Assets, net

Goodwill consisted of the following:

	As of September 30,		As of December 31,
(in thousands)	2025	2024	2024
North America	$131,088	$144,369	$134,148
Europe	425,487	405,257	377,049
Asia/Pacific	1,261	1,320	1,186
Total	$557,836	$550,946	$512,383

Amortizable intangible assets were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance as of December 31, 2023	$38,598	$(4,854)	$33,744
Amortization	—	(2,071)	(2,071)
Foreign exchange	189	—	189
Balance as of September 30, 2024	38,787	(6,925)	31,862
Reclassifications[2]	15,800	—	15,800
Amortization	—	(1,397)	(1,397)
Foreign exchange	(1,115)	—	(1,115)
Balance as of December 31, 2024	53,472	(8,322)	45,150
Disposals	(3,434)	—	(3,434)
Amortization	—	(2,553)	(2,553)
Foreign exchange	5,522	—	5,522
Balance as of September 30, 2025	$55,560	$(10,875)	$44,685

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance as of December 31, 2023	$22,508	$(20,279)	$2,229
Amortization	—	(689)	(689)
Foreign exchange	382	—	382
Balance as of September 30, 2024	22,890	(20,968)	1,922
Amortization	—	(302)	(302)
Foreign exchange	(431)	—	(431)
Balance as of December 31, 2024	22,459	(21,270)	1,189
Amortization	—	(545)	(545)
Foreign exchange	115	—	115
Balance as of September 30, 2025	$22,574	$(21,815)	$759

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other
Balance as of December 31, 2023	$28,147	$(15,745)	$12,402
Purchases	29,095	—	29,095
Amortization	—	(1,824)	(1,824)
Reclassifications[1]	(1,673)	—	(1,673)
Foreign exchange	(6)	—	(6)
Balance as of September 30, 2024	55,563	(17,569)	37,994
Amortization	—	(1,148)	(1,148)
Reclassifications[2]	(14,995)	—	(14,995)
Foreign exchange	(1)	—	(1)
Balance as of December 31, 2024	40,567	(18,717)	21,850
Amortization	—	(3,170)	(3,170)
Reclassifications	(270)	—	(270)
Foreign exchange	69	—	69
Balance as of September 30, 2025	$40,366	$(21,887)	$18,479

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance as of December 31, 2023	$269,166	$(46,399)	$222,767
Purchases	14,277	—	14,277
Amortization	—	(13,381)	(13,381)
Reclassifications[1]	1,673	—	1,673
Foreign exchange	2,992	—	2,992
Balance as of September 30, 2024	288,108	(59,780)	228,328
Disposals	331	—	331
Amortization	—	(3,981)	(3,981)
Reclassifications[2]	(3,717)	—	(3,717)
Foreign exchange	(19,737)	—	(19,737)
Balance as of December 31, 2024	264,985	(63,761)	201,224
Amortization	—	(13,611)	(13,611)
Reclassifications	919	—	919
Foreign exchange	24,768	—	24,768
Balance as of September 30, 2025	$290,672	$(77,372)	$213,300

Definite-lived and indefinite-lived intangible assets, net, by segment were as follows:

	As of September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$116,273	$(44,102)	$72,171
Europe	404,333	(87,203)	317,130
Asia/Pacific	4,116	(900)	3,216
Total	$524,722	$(132,205)	$392,517

1 In 2024, the Company reclassified certain intangible assets from the “Non-Compete Agreements, Trademarks and Other” to “Customer Relationships.”
2 In 2024, the Company finalized acquisitions of businesses that resulted in reclassifications of certain intangible assets with offset to goodwill and other net working capital adjustments. The final amounts are measurement period adjustments for conditions that existed at the acquisition date.

	As of September 30, 2024
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

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $7.1 million and $6.6 million for the three months ended September 30, 2025 and 2024, respectively, and was $19.9 million and $18.0 million for the nine months ended September 30, 2025 and 2024, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 6.5 years.

Indefinite-lived intangible assets are primarily trade names, which totaled $115.3 million, $95.7 million, and $105.7 million as of September 30, 2025, and 2024 and December 31, 2024, respectively.

At September 30, 2025, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining three months of 2025	$6,678
2026	25,056
2027	24,908
2028	24,759
2029	24,114
2030	23,503
Thereafter	148,205
$277,223

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2025, were as follows:

(in thousands)	Goodwill	Intangible Assets
Balance at December 31, 2024	$512,383	$375,051
Disposals	(33)	(3,512)	[3]
Reclassifications[4]	(3,149)	3,149
Amortization	—	(19,879)
Foreign exchange	48,635	37,708
Balance at September 30, 2025	$557,836	$392,517

10.    Leases
3 During the period ended September 30, 2025, the Company disposed certain intangible assets.
4 During the period ended September 30, 2025, the Company finalized an acquisition of a business that resulted in $3.1 million decrease in goodwill with offsets to tradenames, developed technology, and customer relationships. The final amounts are measurement period adjustments for conditions that existed at the acquisition date.

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

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of September 30, 2025 and 2024 and December 31, 2024, Condensed Consolidated Statements of Earnings and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024:

	Condensed Consolidated Balance Sheets Line Item	September 30,		December 31,
(in thousands)		2025	2024	2024
Operating leases
Assets	Operating lease right-of-use assets	$94,363	$87,097	$93,933
Liabilities
Current	Accrued expenses and other current liabilities	$19,965	$18,094	$19,415
Noncurrent	Operating lease liabilities	76,599	70,496	76,184
Total operating lease liabilities		$96,564	$88,590	$95,599

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended September 30,
(in thousands)		2025	2024
Lease cost	General administrative expenses and cost of sales	$6,478	$5,599

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,336	$5,559
Operating right-of-use assets obtained in exchange for new lease liabilities	742	5,862

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30, 2025:

(in thousands)	Operating Leases
Remaining three months of 2025	$6,416
2026	23,034
2027	19,918
2028	17,493
2029	13,644
2030	10,208
Thereafter	22,180
Total lease payments	112,893
Less: Present value discount	(16,329)
Total lease liabilities	$96,564

The following table summarizes the Company's lease terms and discount rates as of September 30, 2025 and 2024:

	2025	2024
Weighted-average remaining lease terms (in years)	6.4	6.5
Weighted-average discount rate	5.2%	5.1%

11.    Debt

As of September 30, 2025, the Company had $371.3 million, excluding deferred financing costs, outstanding under its Amended and Restated Credit Facility. The Company had outstanding balances of $468.8 million and $388.1 million, excluding deferred financing costs, under the Amended and Restated Credit Facility as of September 30, 2024, and December 31, 2024, respectively.

The following is a schedule, by years, of maturities for the remaining term loan facility as of September 30, 2025:

(in thousands)	Five-Year Term Loan
Remaining three months of 2025	$5,625
2026	22,500
2027	343,125
Total loan outstanding	$371,250

The Company was in compliance with its financial covenants under the Amended and Restated Credit Facility as of September 30, 2025.
A certain number of the Company's domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders that is in addition to the Amended and Restated Credit Facility. As of September 30, 2025, all of the Company's credit facilities provide a total of $456.6 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

The following table presents financial information of each segment that is used by the CODM to assess the performance of segments for three and nine months ended September 30, 2025 and 2024:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Three months ended September 30, 2025
Net sales	$483,606	$134,431	$5,476	$—	$623,513
Wood Products	415,782	104,234	4,423	—	524,439
Concrete Products	66,640	30,197	963	—	97,800
Cost of sales	246,425	83,417	3,399	1,010	334,251
Gross profit	237,181	51,014	2,077	(1,010)	289,262
Research and development, and other engineering expenses	18,265	2,313	215	—	20,793
Selling expenses	43,027	12,092	1,004	—	56,123
General and administrative expenses	53,267	19,835	433	11,840	85,375
Sales to other segments *	1,015	1,122	7,876	—	10,013
Income (loss) from operations	125,179	16,119	555	(1,110)	140,743
Depreciation and amortization	13,319	8,142	529	1,350	23,340
Significant non-cash charges	3,641	564	112	2,404	6,721
Provision for income taxes	30,082	2,409	357	3,545	36,393
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	38,341	2,025	158	(4,130)	36,394

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Three months ended September 30, 2024
Net sales	$461,356	$121,170	$4,627	$—	$587,153
Wood Products	397,755	97,622	4,169	—	499,546
Concrete Products	62,709	23,548	458	—	86,715
Cost of sales	233,187	76,843	3,008	(942)	312,096
Gross profit	228,169	44,327	1,619	942	275,057
Research and development, and other engineering expenses	18,230	2,038	278	—	20,546
Selling expenses	40,285	11,767	945	—	52,997
General and administrative expenses	46,403	17,492	136	11,298	75,329
Sales to other segments *	711	1,032	6,146	—	7,889
Income (loss) from operations	123,251	12,635	260	(11,292)	124,854
Depreciation and amortization	13,544	7,839	751	(476)	21,658
Significant non-cash charges	3,070	672	66	1,833	5,641
Provision for income taxes	24,744	2,867	366	4,997	32,974
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	100,520	3,669	2,129	193	106,511

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Nine months ended September 30, 2025
Net sales	$1,396,993	$381,688	$14,782	$—	$1,793,463
Wood Products	1,204,338	303,923	12,022	—	1,520,283
Concrete Products	189,482	77,765	2,638	—	269,885
Cost of sales	703,466	242,377	9,445	2,423	957,711
Gross profit	693,527	139,311	5,337	(2,423)	835,752
Research and development, and other engineering expenses	53,792	6,789	818	—	61,399
Selling expenses	126,959	37,037	2,734	—	166,730
General and administrative expenses	148,969	53,717	1,149	34,394	238,229
Sales to other segments *	2,600	5,165	24,525	—	32,290
Income (loss) from operations	366,516	41,097	828	(25,135)	383,306
Depreciation and amortization	35,472	23,984	1,635	3,528	64,619
Significant non-cash charges	11,966	1,698	281	5,771	19,716
Provision for income taxes	85,841	8,442	951	3,669	98,903
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	111,340	7,915	616	7,708	127,579
Total assets as of September 30, 2025	2,156,204	805,759	50,175	33,285	3,045,423

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Nine months ended September 30, 2024
Net sales	$1,331,126	$370,985	$12,599	$—	$1,714,710
Wood Products	1,151,338	299,081	10,994	—	1,461,413
Concrete Products	178,383	71,904	1,605	—	251,892
Cost of sales	670,839	236,897	8,818	(3)	916,551
Gross profit	660,287	134,088	3,781	3	798,159
Research and development, and other engineering expenses	52,845	6,320	594	—	59,759
Selling expenses	120,095	38,130	2,530	—	160,755
General and administrative expenses	133,376	53,718	1,284	31,599	219,977
Sales to other segments *	2,410	3,695	23,716	—	29,821
Income (loss) from operations	354,212	33,037	(617)	(33,496)	353,136
Depreciation and amortization	34,391	23,288	1,890	1,410	60,979
Significant non-cash charges	9,643	2,172	167	4,035	16,017
Provision for income taxes	80,040	8,714	649	1,418	90,821
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	183,151	10,841	3,652	6,340	203,984
Total assets as of September 30, 2024	2,013,641	751,419	48,618	83,781	2,897,459

*    Sales to other segments are eliminated upon consolidation.
Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $168.0 million and $208.3 million as of September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had $133.7 million or 45.0% of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential and commercial construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table illustrates the distribution of the Company’s net sales by product group as additional information for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Wood construction products	$524,439	$499,546	$1,520,283	$1,461,413
Concrete construction products	97,800	86,715	269,885	251,892
Other	1,274	892	3,295	1,405
Total	$623,513	$587,153	$1,793,463	$1,714,710

14.    Subsequent Events

Dividend Declared

On October 23, 2025, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.29 per share, estimated to be $12.0 million in total. The dividend will be payable on January 22, 2026, to the Company's stockholders of record on January 2, 2026.

Share Repurchase Authorizations

On October 23, 2025, the Board authorized the Company to repurchase an additional $20.0 million of shares of the Company's common stock through the end of the year 2025 increasing the 2025 share repurchase authorization to $120.0 million, and authorized the Company to repurchase up to $150.0 million of shares of the Company's common stock, effective January 1, 2026 through December 31, 2026.

Share Repurchases

On October 31, 2025, the Company repurchased an additional 57,000 shares of the Company’s common stock in the open market at an average price of $175.43 per share, for a total of $10.0 million. As a result, as of November 7, 2025, approximately $20.0 million remained available for repurchase through December 31, 2025 under the 2025 share repurchase authorization.

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

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include, the effect of tariffs and international trade policies on our business operations, the effects of inflation and labor and supply shortages on our operations, and the operations of our customers, suppliers and business partners, and those factors discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of sales price increases of our products, the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and our ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

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
•Above market growth relative to the U.S. housing starts (exceeding our historical average volume performance in North America);
•An operating income margin at or above 20%; and
•Earnings per share growth exceeding net revenue growth.

Since announced in 2021, we continue to make progress on our key growth initiatives. Examples include:

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

During the nine months ended September 30, 2025, the recent tariff and trade policy actions have had some impact and will continue to impact our results of operations. We also experienced increased foreign currency exchange rate volatility, which we attribute, in part, to the rapidly changing global trade environment.

As previously announced, we increased prices as of June 2, 2025 on certain wood connectors, fasteners and mechanical anchors in the U.S., and increased prices as of October 15, 2025 on certain fasteners and mechanical anchors in the U.S. We believe

North America net sales could increase in future periods even if demand does not increase. However, increased selling prices are expected to be offset by increased non-material costs including labor, energy, transportation, and equipment incurred over the prior three years. In addition, the announced price increases will partly offset the increased costs related to the tariffs that effected a portion of our fastener and anchors sales, while it does not offset tariffs announced after October 15, 2025.

Due to a declining housing starts market, we are undertaking proactive strategic cost savings initiatives to align our operations with evolving market demand to position the Company for long-term success. These actions include workforce reduction and portfolio management. As a result, we incurred approximately $3.0 million, net, in one-time charges during the third quarter of 2025, and estimate total one-time charges of approximately $9.0 million to $12.0 million, net, in fiscal year 2025. We expect these initiatives will generate at least $30.0 million in annualized cost savings.

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

Factors Affecting Our Results of Operations

Our business, financial condition, and results of operations depend in large part on the level of U.S. housing starts and residential construction activity. Overall U.S. housing starts have been decreasing year over year since 2021. Lower housing starts in the U.S. could result in lower demand, which would affect our sales and possibly operating profit.

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

In prior years, our sales were heavily seasonal with operating results varying from quarter to quarter depending on weather conditions that could delay construction starts. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year. Increased tariffs (as noted above), political uncertainty, mortgage interest rates, and rising costs can also have an effect on our gross and operating profits as well. Due to efforts in diversifying our geographic footprint, product offerings, and changing our path to market in the U.S., sales from our product lines, customer base, and customer purchases are becoming less seasonal. Changes in raw material cost could impact the amount of inventory on-hand, and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset any increases in raw material costs. Changes in labor, freight and warehousing costs, could also negatively impact gross profit depending on timing and amount of sales price can be increased to offset the higher costs.

Our operations also expose us to risks associated with pandemics, epidemics or other public health crises.

Business Segment Information

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America net sales increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to price increase that took effect in June 2025 and incremental sales from the Company's 2024 acquisitions. The increases were partly offset by decreased sales volumes of 1.3% and the negative effect of approximately $2.2 million in foreign currency translation. Our wood construction product net sales increased 4.6% for the nine months ended September 30, 2025 compared to September 30, 2024. Our concrete construction product net sales increased 6.2% over the same periods. For 2025, U.S. housing starts could decline in the mid-single digit range from 2024 levels. We believe we will be able to continue to grow volumes above the U.S. housing starts market, one of our ambitions.

Operating income increased 3.5% to $366.5 million. The increase was primarily due to higher net sales, partially offset by higher operating expenses. The operating expense increases were driven primarily by higher personnel costs, variable compensation, subscription licensing costs, partially offset by decreases in professional fees, travel related costs, and advertising and tradeshow costs. Additional incremental investments in the business will be limited until the U.S. housing market shows long-term improvement.

We completed construction of our Columbus, Ohio facility in the second quarter and the construction of our new Gallatin, Tennessee facility was mostly completed in the third quarter with operations to commence in the fourth quarter of 2025. The cost of both projects was at or below budget. These facilities are expected to improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products. These facilities will help ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service.

Europe net sales increased 2.9% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, mostly due to favorable foreign currency translations, and increased 10.9% or $13.3 million for the three months ended September 30, 2025 compared to the same period in 2024, with approximately $8.1 million of the increase due to favorable foreign currency translation and remaining increase mostly due to increased sales volumes. Wood construction product net sales increased 1.6% for the nine months ended September 30, 2025 compared to September 30, 2024 and concrete construction product net sales, which are mostly project based, increased 8.2% over the same periods. Gross profit increased $5.2 million primarily due to higher net sales as well as gross margins increasing to 36.5% from 36.1% due to a decrease in material costs, as a percentage of net sales. Operating income increased $8.1 million and operating margin increased to 10.8% from 8.9% due to lower integration expenses and slightly lower operating expenses, negatively affected by foreign currency transactions. In local currency, operating expenses decreased by 3%. We currently anticipate Europe results for 2025 to be impacted by economic headwinds but also believe in the long term potential given Europe's on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions.

Administrative and All Other loss from operations decreased to $1.1 million from $11.3 million due to a $12.9 million gain on disposal of assets from the sale of the existing Gallatin, Tennessee facility.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

Based on business trends and conditions, the Company's outlook for the full fiscal year ending December 31, 2025 is as follows:

•Consolidated operating margin is estimated to be in the range of 19.0% to 20.0%, reflecting current market conditions and recent strategic initiatives. The outlook reflects the previously announced price increases that went into effect on June 2, 2025 and October 15, 2025 and includes a benefit of $12.9 million from the sale of the existing Gallatin, Tennessee facility as well as non-recurring severance costs related to the strategic cost savings initiatives of approximately $9.0 to $12.0 million.
•The effective tax rate is estimated to be in the range of 25.5% to 26.5%, including both federal and state income tax rates as well as international income tax rates, and assumes minimal impact from recently passed tax legislation.

•Capital expenditures are now estimated to be in the range of $150.0 million to $160.0 million, which includes approximately $75.0 million to $80.0 million remaining for both the Columbus, Ohio facility expansion and the new Gallatin, Tennessee facility construction.

Results of Operations for the Three Months Ended September 30, 2025, Compared with the Three Months Ended September 30, 2024

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended September 30, 2025, against the results of operations for the three months ended September 30, 2024. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended September 30, 2024 and the three months ended September 30, 2025. In the first quarter of 2025, the Company reclassified certain engineering costs related to the Company's digital efforts from research and development and engineering expense as well as selling expense to general and administrative expense. The financial results of prior three months ended September 30, 2024 were revised to reflect these changes with $3.1 million of costs being reclassified from research and development expenses and $1.6 million from selling expense to general and administrative expense. The reclassification did not have any impact on the total operating expenses.

Third Quarter 2025 Consolidated Financial Highlights

The following table shows the change in the Company's results of operations from the three months ended September 30, 2024 to the three months ended September 30, 2025, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
(in thousands)	September 30, 2024	North America	Europe	Asia/ Pacific	Admin & All Other	September 30, 2025
Net sales	$587,153	$22,250	$13,261	$849	$—	$623,513
Cost of sales	312,096	13,238	6,574	391	1,952	334,251
Gross profit	275,057	9,012	6,687	458	(1,952)	289,262
Research and development and other engineering expense	20,546	35	275	(63)	—	20,793
Selling expense	52,997	2,742	325	59	—	56,123
General and administrative expense	75,329	6,864	2,343	297	542	85,375
Total operating expenses	148,872	9,641	2,943	293	542	162,291
Acquisition and integration related costs	1,356	58	(254)	—	(851)	309
Net gain on disposal of assets	(25)	(2,615)	514	(130)	(11,825)	(14,081)
Income from operations	124,854	1,928	3,484	295	10,182	140,743
Interest income, net and other	1,668	(404)	(47)	(7)	1,107	2,317
Other & foreign exchange gain (loss), net	(29)	18,062	1,570	174	(19,000)	777
Income before income taxes	126,493	19,586	5,007	462	(7,711)	143,837
Provision for income taxes	32,974	5,338	(458)	(9)	(1,452)	36,393
Net income	$93,519	$14,248	$5,465	$471	$(6,259)	$107,444

Net sales increased 6.2% to $623.5 million from $587.2 million. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84.1% and 85.1% of the Company's total sales in the third quarters of 2025 and 2024, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15.7% and 14.8% of the Company's total sales in the third quarters of 2025 and 2024, respectively.

Gross profit increased 5.2% to $289.3 million from $275.1 million primarily due to higher net sales while gross margins decreased to 46.4% from 46.8%. From a product perspective, gross margin slightly decreased to 46.2% from 46.3% for wood construction products and decreased to 48.0% from 49.8% for concrete construction products, respectively.

Selling expense increased 5.9% to $56.1 million from $53.0 million, primarily due to increases of $1.9 million in personnel costs, $1.9 million in variable compensation, and $1.1 million in severance costs related to strategic cost savings initiatives.

General and administrative expense increased 13.3% to $85.4 million from $75.3 million, primarily due to increases of $3.0 million in variable compensation, $1.2 million in software related costs, net of amount capitalized, and $1.1 million in personnel costs.

Income from operations increased 12.7% to $140.7 million from $124.9 million mostly due to a $12.9 million gain on disposal of assets from the sale of the existing Gallatin, Tennessee facility.

Our effective income tax rate decreased to 25.3% from 26.1%.

Consolidated net income was $107.4 million compared to $93.5 million. Diluted earnings per share was $2.58 compared to $2.21.

Adjusted EBITDA1 of $155.3 million increased 4.5% compared to $148.6 million, primarily due to higher gross profits.

Net sales

The following table shows net sales by segment for the three months ended September 30, 2025 and 2024, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
Three months ended
September 30, 2024	$461,356	$121,170	$4,627	$587,153
September 30, 2025	483,606	134,431	5,476	623,513
Increase	$22,250	$13,261	$849	$36,360
Percentage increase	4.8%	10.9%	18.3%	6.2%

The following table shows segment net sales as percentages of total net sales for the three months ended September 30, 2025 and 2024, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2024 net sales	78%	21%	1%	100%
Percentage of total 2025 net sales	77%	22%	1%	100%

Gross profit

The following table shows gross profit (loss) by segment for the three months ended September 30, 2025 and 2024, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
Three months ended
September 30, 2024	$228,169	$44,327	$1,619	$942	$275,057
September 30, 2025	237,181	51,014	2,077	(1,010)	289,262
Increase (decrease)	$9,012	$6,687	$458	$(1,952)	$14,205
Percentage Increase	3.9%	15.1%	*	*	5.2%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended September 30, 2025 and 2024, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2024 gross margin percentage	49.5%	36.6%	35.0%	*	46.8%
2025 gross margin percentage	49.0%	37.9%	37.9%	*	46.4%

* The statistic is not meaningful or material.

North America

•Net sales increased 4.8%, primarily due to price increases that took effect in June 2025 and incremental sales from the Company's 2024 acquisitions, partially offset by a decrease in sales volume of 2.5% (volume is based on pounds shipped and excludes software, service and equipment sales).

•Gross margin decreased to 49.0% from 49.5%, primarily due to higher factory and overhead as well as warehouse costs, as a percentage of net sales.

•Selling expense increased 6.8%, primarily due to increases of $2.0 million in personnel costs, $1.3 million in variable compensation, and $0.9 million in severance costs related to strategic cost savings initiatives, partially offset by a decrease of $1.2 million in advertising and trade show costs.

•General and administrative expense increased 14.8%, primarily due to increases of $1.8 million in variable compensation and $1.1 in depreciation and amortization expenses.

•Income from operations increased by $1.9 million due to the factors discussed above.

Europe

•Net sales increased 10.9% due to higher sales volumes as well as the positive effect of approximately $8.1 million in foreign currency translation. In local currency, net sales increased 4.3%.

~~•~~Gross margin increased to 37.9% from 36.6%, primarily due to lower material costs, as a percentage of net sales.

•Income from operations increased by $3.5 million to $16.1 million from $12.6 million primarily due to an increase in gross profit, partially offset by increases in operating expenses mostly due to the negative effect of approximately $2.1 million in foreign currency translation.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended September 30, 2025 and 2024.

Administrative and All Other

•Loss from operations decreased to $1.1 million from $11.3 million due to a $12.9 million gain on disposal of assets from the sale of the existing Gallatin, Tennessee facility.

Results of Operations for the Nine Months Ended September 30, 2025, Compared with the Nine Months Ended September 30, 2024

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the nine months ended September 30, 2025, against the results of operations for the nine months ended September 30, 2024. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the nine months ended September 30, 2024 and the nine months ended September 30, 2025. In the first quarter of 2025, the Company reclassified certain engineering costs related to the Company's digital efforts from research and development and engineering expense as well as selling expense to general and administrative expense. The financial results of prior nine months ended September 30, 2024, were revised to reflect these changes with $8.5 million of costs being reclassified from research and development expenses and $4.3 million from selling expense to general and administrative expense. The reclassification did not have any impact on the total operating expenses.

Year-to-Date (9-months) 2025 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the nine months ended September 30, 2025, from the nine months ended September 30, 2024, and the increases or decreases for each category by segment:

	Nine Months Ended	Increase (Decrease) in Operating Segment				Nine Months Ended
(in thousands)	September 30, 2024	North America	Europe	Asia/ Pacific	Admin & All Other	September 30, 2025
Net sales	$1,714,710	$65,867	$10,703	$2,183	$—	$1,793,463
Cost of sales	916,551	32,627	5,480	627	2,426	957,711
Gross profit	798,159	33,240	5,223	1,556	(2,426)	835,752
Research and development and other engineering expense	59,759	947	469	224	—	61,399
Selling expense	160,755	6,864	(1,093)	204	—	166,730
General and administrative expense	219,977	15,593	(1)	(135)	2,795	238,229
Total operating expenses	440,491	23,404	(625)	293	2,795	466,358
Acquisition and integration related costs	4,992	58	(2,844)	—	(1,757)	449
Net gain on disposal of assets	(460)	(2,526)	632	(182)	(11,825)	(14,361)
Income from operations	353,136	12,304	8,060	1,445	8,361	383,306
Interest income, net and other	4,111	(861)	249	308	508	4,315
Other & foreign exchange gain, net	352	(739)	1,088	29	(579)	151
Income before income taxes	357,599	10,704	9,397	1,782	8,290	387,772
Provision for income taxes	90,821	5,801	(272)	302	2,251	98,903
Net income	$266,778	$4,903	$9,669	$1,480	$6,039	$288,869

Net sales increased 4.6% to $1,793.5 million from $1,714.7 million driven by price increases that took effect in June 2025, positive effect of approximately $8.4 million in foreign currency translation, and incremental sales from the Company's 2024 acquisitions, partly offset by an overall decrease in sales volumes. Wood construction product sales represented 84.8% and 85.2% of the Company's total sales in the first nine months of 2025 and 2024. Concrete construction product sales represented 15.0% and 14.7% of the Company's total sales in the first nine months of 2025 and 2024.

Gross profit increased 4.7% to $835.8 million from $798.2 million. Gross margins remained relatively flat. Gross margins increased to 46.5% from 46.2% for wood construction products and decreased to 47.3% from 48.0% for concrete construction products.

Research and development and engineering expense increased 2.7% to $61.4 million from $59.8 million.

Selling expense increased to $166.7 million from $160.8 million, primarily due to increases of $6.7 million in personnel costs, $2.9 million in variable compensation and $1.4 million in severance costs partly related to strategic cost savings initiatives, partially offset by decreases of $2.5 million in advertising and trade shows costs and $1.1 million in travel related costs.

General and administrative expense increased to $238.2 million from $220.0 million, primarily due to increases of $7.6 million in variable compensation, $7.6 million in personnel costs, and $2.8 million in depreciation and amortization expenses, partially offset by a decrease of $1.4 million in travel related costs.

Income from operations increased 8.5% to $383.3 million from $353.1 million primarily due to increase in net sales as noted above, a $12.9 million gain on disposal of assets from the sale of the existing Gallatin, Tennessee facility, and a decrease of $4.5 million in integration expenses.

Our effective income tax rate increased to 25.5% from 25.4%.

Consolidated net income was $288.9 million compared to $266.8 million. Diluted earnings per share was $6.89 compared to $6.28.

Adjusted EBITDA1 of $437.2 million increased 4.3% compared to $419.3 million primarily due to higher gross profits.

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2024 and 2025:

(in thousands)	North America	Europe	Asia/ Pacific	Total
Nine Months Ended
September 30, 2024	$1,331,126	$370,985	$12,599	$1,714,710
September 30, 2025	1,396,993	381,688	14,782	1,793,463
Increase	$65,867	$10,703	$2,183	$78,753
Percentage increase	4.9%	2.9%	17.3%	4.6%

The following table represents segment sales as percentages of total net sales for the nine-month periods ended September 30, 2024 and 2025, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2024 net sales	78%	22%	—%	100%
Percentage of total 2025 net sales	78%	21%	1%	100%

Gross profit

The following table represents gross profit (loss) by segment for the nine-month periods ended September 30, 2024 and 2025:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
Nine Months Ended
September 30, 2024	$660,287	$134,088	$3,781	$3	$798,159
September 30, 2025	693,527	139,311	5,337	(2,423)	835,752
Increase (decrease)	$33,240	$5,223	$1,556	$(2,426)	$37,593
Percentage increase	5.0%	3.9%	*	*	4.7%

* The statistic is not meaningful or material

1 Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to U.S. generally accepted accounting principles (“GAAP”) net income see the schedule titled “Reconciliation of Net Income to Adjusted EBITDA.”

The following table represents gross margins by segment for the nine-month periods ended September 30, 2024 and 2025:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2024 gross margin percentage	49.6%	36.1%	30.0%	*	46.5%
2025 gross margin percentage	49.6%	36.5%	36.1%	*	46.6%

* The statistic is not meaningful or material.

North America

•Net sales increased 4.9%, primarily due to price increases that took effect in June 2025 and incremental sales from the Company's 2024 acquisitions, partially offset by a decrease in sales volume of 1.3% (volume is based on pounds shipped and excludes software, service and equipment sales).

•Gross margin remained flat at 49.6%.

•Selling expense increased 5.7%, primarily due to increases of $7.1 million in personnel costs, $2.5 million in variable compensation, and $1.1 million in professional fees, partially offset by decreases of $2.1 million in advertising and trade shows expenses and $1.0 million in depreciation and amortization expenses.

•General and administrative expense increased 11.7%, primarily due to increases of $5.0 million in variable compensation, $4.2 million in depreciation and amortization expenses, $3.8 million in personnel costs, and $1.6 million in professional fees.

•Income from operations increased $12.3 million, due to higher net sales, partially offset by increases in operating expenses.

Europe

•Net sales increased 2.9%, primarily due to the positive effect of $11.2 million in foreign currency translation. It remained relatively flat in local currency.

•Gross margin increased to 36.5% from 36.1%, primarily due to lower material costs, partly offset by higher labor, factory and overhead as well as warehouse costs, as percentages of net sales.

•Income from operations increased $8.1 million, primarily due to higher gross margins on increased net sales.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the nine months ended September 30, 2025 and 2024.

Administrative and All Other

•Loss from operations decreased to $25.1 million from $33.5 million primarily due to a $12.9 million gain on disposal of assets from the sale of the existing Gallatin, Tennessee facility.

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

On March 30, 2022, the Company entered into a Credit Agreement. The Credit Agreement provides for a 5-year revolving credit facility of $450.0 million, which includes a letter of credit sub-facility up to $50.0 million and for a 5-year term loan facility of $450.0 million. As of September 30, 2025, the Company had no borrowings under the revolving credit facility and $371.3 million under the term loan facility, and has $450.0 million available to borrow under the revolving credit facility.

As of September 30, 2025, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, including $133.7 million that is held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

We believe the Company's balances of cash and cash equivalents, cash flows from operating activities, and access to borrowings under our credit facilities are sufficient to satisfy its liquidity requirements and capital needs over the next 12 months and beyond.

The following table shows selected financial information as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively:

	As of September 30,	As of December 31,	As of September 30,
(in thousands)	2025	2024	2024

Cash and cash equivalents	$297,304	$239,371	$339,427
Property, plant and equipment, net	613,896	531,655	495,822
Equity & other investments, goodwill and intangible assets	972,937	903,498	962,215
Non-cash net working capital	648,767	570,602	617,388

The following table presents the significant categories of cash flows used or provided during the nine-month periods ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$302,972	$222,365
Investing activities	(106,529)	(202,115)
Financing activities	(143,141)	(111,032)

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

During the nine months ended September 30, 2025, operating activities provided $303.0 million in cash, as a result of $288.9 million from net income plus $85.2 million non-cash expenses such as depreciation and amortization, deferred compensation, stock-based compensation, and leases. This amount was partly offset by $71.1 million used for the net change in operating assets and liabilities. The net change in operating assets and liabilities included increases of $101.8 million in trade accounts receivable, which was partly offset by an increase of $21.7 million in accrued liabilities and other current liabilities and a decrease of $20.8 million in inventory.

Cash flow used in investing activities of $106.5 million during the nine months ended September 30, 2025 consisted primarily of $124.3 million used for facility expansion projects as well as machinery and equipment purchases, partly offset by $21.1 million in proceeds from the sale of property and equipment, mostly from $18.2 million in net proceeds on the sale of the Gallatin facility. Due to updated forecasts on the timing of the spend and subject to future events and circumstances, capital expenditures are estimated to be in the range of $150.0 million and $160.0, which includes approximately $75.0 million to $80.0 million remaining for both the Columbus, Ohio facility expansion and the new Gallatin, Tennessee facility. The remaining capital expenditures will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs, as well as investments for adjacencies and key growth initiatives.

Cash flow used in financing activities of $143.1 million during the nine months ended September 30, 2025 consisted primarily of $90.0 million in stock repurchases and $35.6 million used to pay dividends to our stockholders.

On October 23, 2025, the Company's Board of Directors (the “Board”) increased the 2025 share repurchase authorization by an additional $20.0 million resulting in a $30.0 million available for repurchases of the Company's common stock through December 31, 2025. The Board also authorized the Company to repurchase up to $150.0 million of the Company's common stock, effective January 1, 2026 through December 31, 2026.

On October 23, 2025, the Board declared a quarterly cash dividend of $0.29 per share payable on January 22, 2026, to the Company's stockholders of record on January 2, 2026.

Since the beginning of 2022 through the period ended September 30, 2025, we have returned $489.8 million to stockholders, which represents 48.4% of our free cash flow from operations during the same period, and over the same period the Company has repurchased over two million shares of the Company's common stock, which represents approximately 5.2% of the outstanding shares of the Company's common stock at the start of 2022.

Reconciliation of Non-GAAP Financial Measures
(In thousands) (Unaudited)

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$107,444	$93,519	$288,869	$266,778

Provision for income taxes	36,393	32,974	98,903	90,821
Interest (income) expense, net and other financing costs	(2,317)	(1,668)	(4,315)	(4,111)
Depreciation and amortization	22,999	21,276	63,516	59,835
Other*	(9,265)	2,513	(9,789)	5,972
Adjusted EBITDA	$155,254	$148,614	$437,184	$419,295
*Other: Includes acquisition integration and restructuring related expenses, non-qualified deferred compensation plan adjustments, other & foreign exchange loss net, and net loss or gain on disposal of assets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Agreement, which bears interest at variable rates. As of September 30, 2025, the outstanding debt under the Credit Agreement subject to interest rate fluctuations was $371.3 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on the balances outstanding under our Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 7, “Derivatives and Hedging Instruments”, for further information on our interest rate swap contracts in effect as of September 30, 2025.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost started to stabilize by the end of 2024 and began to raise again later part of the first nine months of 2025. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act of 1934. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of the various legal proceedings and other matters we are currently involved in, which could materially impact our financial condition, cash flows or results of operations. For information regarding legal proceedings, see Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and refer to Note 12, “Commitments and Contingencies,” to the accompanying unaudited interim consolidated financial statements included in the quarterly report on Form 10-Q for a discussion of recent developments related to certain of the legal proceedings in which we are involved.

Item 1A. Risk Factors.

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the third quarter of 2025.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
July 1 - July 31, 2025	88	$157.12	—	$60,000
August 1 - August 31, 2025	150,409	188.81	150,236	31,632
September 1 - September 30, 2025	8,760	189.14	8,629	30,000
Total	159,257
(1) Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the third quarter of 2025.

(2) On October 23, 2024, the Board authorized the Company to repurchase up to $100.0 million of shares of the Company's common stock, effective January 1, 2025 through December 31, 2025. On October 23, 2025, the Board authorized the Company to repurchase an additional $20 million of shares of the Company's common stock through the end of the year 2025, which increased the total amount that could be repurchased under the 2025 share repurchase authorization to $120.0 million. On October 31, 2025, the Company repurchased an additional 57,000 shares of the Company’s common stock for $10.0 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 7, 2025	By /s/Matt Dunn
Matt Dunn
Chief Financial Officer
(principal accounting and financial officer)