Form 10-K
period 2025-12-31
Simpson Manufacturing Co., Inc.
filed 2026-02-27
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

    The aggregate market value of the shares of common stock, par value $0.01 per share, which is the only outstanding class of voting and non-voting equity, held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2025) was approximately $6,463,559,567.

    As of February 23, 2026, 41,402,035 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2026 annual meeting of stockholders (the “2026 Annual Meeting”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant's fiscal year ended December 31, 2025.

SIMPSON MANUFACTURING CO., INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
In this filing we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “outlook,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are all statements other than those of historical fact and include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales and market growth, comparable sales, earnings and performance, stockholder value, effective tax rates, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, our strategic initiatives, including the impact of these initiatives on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include, the effect of tariffs and international trade policies on our business operations, the effects of inflation and labor, and supply shortages on our operations, the operations of our customers, suppliers and business partners, volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; and those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

We caution that you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business.

PART I

Item 1. Business.

Company Background

Simpson Manufacturing Co., Inc. (“Simpson,” the “Company,” “we,” “us,” or “our,”) through its subsidiaries, including, Simpson Strong-Tie Company Inc. (“SST”), designs, engineers and is a leading manufacturer of structural solutions primarily for wood and concrete. These solutions help customers design and build safer and stronger structures. The Company is relentlessly focused on providing customers with best in-class field support, technical expertise, digital tools, and training. Our research, rigorous testing, and focus on innovation enable us to design cost-effective, high-performing, and easy-to-install solutions for a multitude of applications in wood, steel, and concrete structures. In addition, the Company provides engineering and professional services to support product specification and adoption, while continuing to expand its digital tools and design, planning, and estimating software. The Company has continuously manufactured structural connectors since 1956 and believes that it benefits from the strong name recognition of the Simpson Strong-Tie® brand in residential, light industrial, and commercial markets.

In recent years, the Company has maintained its historical operations in North America while focusing on increasing product penetration within its existing markets and customer base. The Company markets its products domestically in North America, primarily in the United States and Canada, serving the residential construction, commercial construction, original equipment manufacturer (“OEM”), component manufacturer and national retail markets. Products for wood construction are used in light-frame building applications and include connectors, truss plates, screw fastening systems, fasteners, pre-fabricated lateral-force resisting systems, and automated saws and equipment used in the fabrication of wall, floor, and truss assemblies. Products for concrete construction are used in concrete, masonry and steel building applications and include adhesives, mechanical anchors, structural support assemblies for framed openings, and other repair and protection products.

The Company’s international operations are predominantly located in Europe. The Company markets its products domestically in Europe serving primarily the residential construction, commercial construction, and OEM markets. The Company offers both wood construction products including connectors, fasteners, shear‑wall systems, and mass timber solutions, and concrete construction products, such as anchors, fiber‑reinforced products used in the protection and strengthening of structures, and other fixing and fastening solutions designed for commercial building‑envelope applications.

Sales

The Company attracts and retains customers by designing, manufacturing and selling high quality, high-performing products that are cost effective and easy for our customers to install. The Company manufactures and warehouses its products in geographic proximity to its markets to help ensure availability and facilitate timely delivery to customers, which enables us to promptly respond to customer requests for specially designed products and services. The Company maintains levels of inventory intended to operate with minimum backlog and fill most customer orders within 24-48 hours. High levels of manufacturing automation and flexibility allow the Company to maintain its high-quality standards while continuing to provide prompt delivery to meet our customers’ needs.

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
•A dedication to innovation and extensive product engineering along with rigorous research and testing in our eight state-of-the-art labs;
•Our goal of best-in-class field support, technical expertise, digital tools, and training to make it easy to select, specify, install and purchase our products;
•Our pursuit towards industry-leading product availability and delivery standards on our vast product offering across multiple distribution channels, with typical delivery within 24-48 hours and high fill rates;
•A deep commitment to trades education and partnering with organizations that provide training and career opportunities to attract more people to the construction industry and alleviate labor shortages; and
•Expansion of our solutions and offerings to our end-market customers in the residential, commercial, OEM, component manufacturer, and national retail areas.

Products and Services

Historically, the Company’s product lines have encompassed connectors, anchors, fasteners, lateral-force resisting systems, and truss plates, as well as repair and strengthening product lines for the industrial and transportation markets. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 19 — Segment Information” to the Company’s consolidated financial statements for financial information regarding revenues by product category. The Company has established a presence in Europe through acquisition of companies with existing customer bases and through servicing United States (“U.S.”)-based customers operating in Europe. The Company also distributes connector, anchor, and adhesive products in Canada, Mexico, Chile, Australia, and New Zealand.

Many of the Company’s products are code-listed with code reports issued by building code evaluation agencies. To achieve these code reports, the Company conducts extensive product testing, which is witnessed and certified by independent testing laboratories. These tests also provide the basis of load ratings for the Company’s structural products. This test and load information is used by architects, engineers, contractors, building officials, and homeowners in selecting our products and comparing them to those of competitors, and is useful across all applications of the Company’s products, ranging from the wood deck constructed by a homeowner to a multi-story steel structure designed by an architect or engineer.

Structural Products for Wood Construction. The Company produces and markets over 16,000 standard and custom products for wood construction applications. These products are used primarily to strengthen, support and connect wood applications in residential and commercial construction and do-it-yourself (“DIY”) projects. The Company’s wood construction products contribute to structural integrity and resistance to seismic, wind and gravitational forces. As described below, the Company’s wood construction products include:

•Connectors - Connectors are prefabricated metal products designed to join wood, concrete, masonry or steel together and are essential for tying wood construction elements together and creating safer and stronger buildings. Included in this category are connectors, holddowns, and truss connector plates.
•Fasteners - The fastening line includes variety of nails and screws which are complemented by the Company's multiple screw fastening systems, which are used exclusively in numerous applications such as building envelope applications, decking, subfloors, drywall and roofing; and
•Lateral-Force Resisting Systems - Lateral-force resisting systems are assemblies used to resist earthquake or wind forces and include pre-fabricated steel and wood shearwalls, continuous rod tiedown systems, and wall bracing solutions.

Structural Products for Concrete Construction. The Company produces and markets over 3,000 standard and custom products for concrete construction applications. These products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to anchor, protect and strengthen concrete, brick and masonry applications in residential, commercial and DIY projects. The Company’s product solutions for concrete construction applications contribute to structural integrity and resistance to seismic, wind and gravitational forces. These products are sold in all segments of the Company. As described below, the Company’s concrete construction products include:

•Anchor Products - Anchor products primarily include adhesives and mechanical anchors used for numerous applications of anchoring or attaching elements onto concrete, brick, masonry and steel; and
•Repair, Protection and Strengthening Products - Concrete construction repair, protection and strengthening products include coatings, sealers, mortars, fiberglass and fiber-reinforced polymer systems and asphalt products.

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

Distribution Channels and Markets

The Company seeks to expand existing and identify new distributions channels in the markets it serves. Presently, the Company primarily serves in three geographic markets, which are also its operating segments, consisting of the North America, Europe and Asia/Pacific segments. The North America segment includes operations primarily in the U.S. and Canada. The Europe segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Switzerland, Portugal, Poland, The Netherlands, Belgium, Spain, Sweden, Norway, and Italy. The Asia/Pacific segment includes operations primarily in Australia, New Zealand, China, Taiwan, and Vietnam. These segments are similar in several ways, including similarities in the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications.

The Company sells its products through multiple channels, including the following:

•Dealers. The Company sells a significant portion of its products directly to lumber dealers and building materials cooperatives that serve residential and light commercial construction markets. The Company's sales force maintains ongoing contact with these customers and supports the inventory levels, resets, and in-store displays. Many dealer customers currently purchase the Company’s connectors, and the Company intends to expand penetration within these accounts by increasing adoption of additional product lines, including anchors and fasteners.
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
•Wood Component Manufacturers. The Company works directly with wood component manufacturer customers and intends to further increase penetration in this market. The Company continues to expand its portfolio of software, equipment, and technology-enabled solutions designed to support component manufacturing operations, which in turn drive increased adoption of truss connector plates as well as other Simpson Strong-Tie core products within the component industry.
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
•Distributors. The Company regularly evaluates its distribution coverage and the service level provided by its distributors, and from time to time implement changes. The Company evaluates distributors' product mix and conducts promotions to encourage them to add the Company's products that complement the mix of their product offerings in their markets.
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

Since at least 2006, the Company generally develops 45 to 70 new products each year. In 2025, through our research and development efforts, the Company developed over 50 new products, expanding its product offerings by adding:

•new connectors and lateral products for wood framing applications;
•new connectors and fasteners for mass timber and offsite constructions;
•new fastener products and tools for wood construction; and
•new mechanical and adhesive anchors for concrete and masonry construction.

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

Currently, in the U.S. 25 of the top 30 builders (based on number of housings starts per year) are engaged in our builder program.

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

Since 1956, through the Simpson Strong-Tie® brand, the Company has led the industry in the wood connectors products space and has a growing presence in both the concrete and fastener markets in the U.S. and Europe. The Company has successfully increased its market share over the years through:

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
•strategic partnerships with builders that reinforce long-term supply relationships and drive demand across dealers; and
•active involvement with code officials to improve building codes and construction practices.

The Company believes these value-added services are competitive differentiators and provides the Company with a competitive advantage, helping it to achieve industry-leading margins, strong brand recognition and a trusted reputation. The Company also provides engineering services in support of some of our products and increasingly offers design and other software that facilitates the specification, selection and use of our products. The Company is also investing in software technology, such as 3D visualization software tools, truss design and specification software, Artificial Intelligence (“AI”), and construction-related software, in order to drive increased specification and use of our building material products with engineers, truss component manufacturers, builders, lumber dealers, and homeowners as well as to support our customers with additional solutions and services.

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

The Company purchases steel at market prices, which fluctuates as a result of supply and demand driven by prevailing economic conditions in the marketplace. The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control including geopolitical and macroeconomic factors, supply constraints and supply chain disruptions, foreign currency fluctuations, import tariffs and duties, and unsettled international trade disputes. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, steel mills may impose surcharges for zinc, energy and freight in response to their rising costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials. However, the Company may purchase and carry more steel or other raw materials in inventory to meet projected sales demand in a tight raw materials market.

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

Seasonality and Cyclicality

The Company’s sales have historically been seasonal and cyclical, with operating results varying from quarter to quarter. Sales and income have typically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as customers generally purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as extended periods of cold or wet weather, can delay installation of certain products and negatively affect the Company’s results of operations. Operating results may also vary with broader economic cycles.

The Company’s sales remain influenced, in part, by activity levels in the U.S. residential construction industry, with the North America Segment accounting for approximately 77.8% of net sales for the fiscal year ended December 31, 2025. However, the Company’s efforts to diversify its end markets, geographic exposure, and product offerings have helped mitigate reliance on housing starts and have softened the effects of seasonality and adverse weather on quarterly operating results. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of December 31, 2025, our employees, including those employed by consolidated subsidiaries, by region were approximately:

Asia Pacific	718
Europe	1,551
Americas	3,276
Total	5,545

Inclusion and Belonging

Our commitment to inclusion and belonging starts at the top with a highly skilled and diverse board. We strive to have employees representing different backgrounds, genders, ages, ethnicities, veteran status, and abilities by implementing thoughtful, customized solutions and programs.

As of December 31, 2025, we had the following global gender demographics:

	Women	Men	Not Disclosed
All employees	22.0%	69.7%	8.3%
Individual Contributors	22.3%	68.9%	8.8%
Middle Management	19.9%	74.0%	6.0%
Senior Leadership	19.4%	80.6%	—%

As of December 31, 2025, our U.S. employees had the following race and ethnicity demographics:

	All U.S. Employees	Individual Contributors	Middle Management	Senior Leadership
American Indian or Alaska Native	0.7%	0.8%	0.2%	—%
Asian	10.1%	10.6%	6.9%	20.6%
Black or African American	10.1%	11.1%	4.8%	2.9%
Hispanic or Latino	22.3%	24.6%	11.4%	—%
Native Hawaiian or Other Pacific Islander	0.6%	0.7%	0.4%	—%
Two or More Races	2.2%	2.2%	2.3%	—%
White	53.4%	49.4%	73.5%	76.5%
Not disclosed	0.5%	0.6%	0.4%	—%

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

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. Our Environmental, Health and Safety program focuses on implementing changes through employee observation feedback channels to recognize risk and continuously improve our processes, as well as conducting regular risk reviews and self-audits at our manufacturing facilities around the world to explore new opportunities to reduce potential employee exposure to occupational injuries. Our continuous focus on workplace safety has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe.

Labor Relations

As of December 31, 2025, approximately 19.4% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. We have two U.S. facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. Furthermore, we have a U.S. facility with collective bargaining agreements covering warehouse workers. In Stockton, California, two union contracts will expire in June 2027 and September 2028, respectively. In Riverside, California, two union contracts will expire in June 2026 and March 2029, respectively. In Enfield, Connecticut, one union contract will expire in December 2029. The Company also has three collective bargaining agreements in France, one under the Convention collective nationale de la métallurgie, another under Plasturgie and a third under the Fédération Française du Bâtiment. Based on current information and subject to future events and circumstances, we believe that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability. See “Item 1A — Risk Factors.”

Available Information

The Company's website address is www.simpsonmfg.com. We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain a copy of any of these reports, free of charge, on the “Financials — SEC Filling” page of our website, as soon as reasonably practicable after we file such material with, or furnish it to the SEC. Printed copies of any of these materials will also be provided free of charge on request.

Through the “Governance” page of our website, it is also possible to access copies of the charters for our Audit and Finance Committee, Compensation and Leadership Development Committee, Corporate Strategy and Acquisitions Committee and Nominating and CSR Committee, Sustainability Reports, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics. Each of these documents is made available free of charge. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics that apply to any of our directors, executive officers or senior financial officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange (the “NYSE”). The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this Annual Report or filed with the SEC.

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

Our largest customers accounted for a significant portion of net sales for the years ended December 31, 2025, 2024, and 2023. A reduction in, or elimination of, our sales to any of these customers would at least temporarily, and possibly on a longer term basis, cause a material reduction in our net sales, income from operations and net income. Such a reduction in or elimination of our sales to any of our largest customers would also increase our relative dependence on our remaining large customers.

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

Steel is the principal raw material used in the manufacture of many of our products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control including geopolitical and macroeconomic conditions and currency exchange rates. Import tariffs and/or other mandates also could significantly increase the prices of raw materials that are critical to our business, such as steel. In 2025, changes to tariffs on certain imported fastener and anchor products negatively impacted our cost structure, contributing to a decline in gross margin in the North America segment. The cost of producing our products is also sensitive to the price of energy.

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

In order to compete effectively we must continue to develop enhancements to our existing products, new products and services on a timely basis that meet changing consumer preferences and successfully develop, manufacture and market these new products, product enhancements, additional technologies and services. There can be no assurance that we will be successful in developing and marketing new products, product enhancements, additional technologies and services. Many of our competitors are dedicating increasing resources to competing with us, especially as our products and services become more affected by technological advances and software innovations. Many of our competitors are also leveraging AI to improve product capabilities and operational efficiency, which could further intensify competition. Our inability to effectively compete could reduce the sales of our products and services, which could have a material adverse impact on our business, financial condition, and results of operations.

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

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications, including through our CSR Report. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives, and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

In North America the residential construction industry has experienced increased complexity in some home designs and builders are more aggressively trying to reduce their costs. One of our responses has been to develop and market sophisticated software and applications to facilitate the specification, selection and use of our product systems. We have continued to commit substantial resources to our software development endeavors in recent years and expect that trend to continue.

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

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, we continue to see increasingly complex, rigorous and more stringent regulatory standards enacted to protect businesses and personal data. In the United States, we are subject to the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), which grants California residents significant rights over their personal information and imposes substantial compliance obligations on covered businesses. Numerous other states—including Virginia, Colorado, Connecticut, Texas, Oregon, Montana, Delaware, Indiana, Iowa, Tennessee and others—have enacted comprehensive privacy laws with varying requirements, and additional states continue to consider similar legislation. This patchwork of state laws creates compliance complexity and increases the risk of inadvertent violations. Certain state laws, including the CCPA, provide for statutory damages and private rights of action in connection with data breaches, which could expose us to significant liability. Internationally, we are subject to the European Union's General Data Protection Regulation (“GDPR”), the UK GDPR and other data protection regimes that impose strict requirements on the processing of personal data and provide for substantial fines for non-compliance. Cross-border data transfers are subject to evolving legal requirements, and mechanisms we rely on to transfer data internationally may be challenged or invalidated, which could disrupt our operations or require us to implement costly alternative arrangements. Any failure to comply with GDPR, the CCPA, or other domestic or international regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility, and could have a material adverse effect on our business and results of operations.

We publicly post our privacy policies and practices concerning our processing, use, and disclosure of personally identifiable information on our websites. If we fail to adhere to our privacy policy and other published statements or applicable laws concerning our processing, use, transmission and disclosure of protected information, or if our statements or practices are found to be deceptive or misrepresentative, we could face regulatory actions, fines and other liabilities.

We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully and efficiently update these systems or convert them to new systems.

We are increasingly dependent on technology systems to operate our business, reduce costs, and enhance customer service. These systems include complex software systems and hosted applications that are provided by third parties such as financial management and human capital management platforms from SAP America, Inc. and Workday, Inc. Software systems need to be updated on a regular basis with patches, bug fixes and other modifications. Hosted applications are subject to service availability and reliability of hosting environments. We also migrate from legacy systems to new systems from time to time. Maintaining existing software systems, implementing upgrades and converting them to new systems are costly and require a significant allocation of personnel and other resources. The implementation of these systems upgrades and conversions is a complex and time-consuming project involving substantial expenditures for implementation activities, consultants, system hardware and software, often requires transforming our current business and financial processes to conform to new systems, and therefore, may take longer, be more disruptive, and cost more than forecast and may not be successful. If the implementation is delayed or otherwise is not successful, it may hinder our business operations and negatively affect our financial condition and results of operations. There are many factors that may materially and adversely affect the schedule, cost, and execution of the implementation process, including, without limitation, problems during the design and testing phases of new systems; system delays and malfunctions; the deviation by suppliers and contractors from the required performance under their contracts with us; the diversion of management attention from our daily operations to the implementation project; reworks due to unanticipated changes in business processes; difficulty in training employees in the operation of new systems and maintaining internal control while converting from legacy systems to new systems; and integration with our existing systems. Some of such factors may not be reasonably anticipated or may be beyond our control.

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

During 2025, revenue from sales outside of the U.S. was $619.0 million, representing approximately 26.5% of consolidated sales. In addition, a portion of our manufacturing and production operations are located outside the U.S. As a result, our business is subject to risks and uncertainties associated with international operations, including:

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

In addition, we operate in many parts of the world that have experienced governmental corruption, and we could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Although we mandate compliance with these anti-corruption laws, we cannot provide assurance that these measures will necessarily prevent violations of these laws by our employees or agents. If we were found to be liable for violations of anti-corruption laws, we could be liable for criminal or civil penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations.

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

If we do not obtain all necessary import and export licenses required by applicable export and import regulations, including ITAR and EAR, or do business with sanctioned countries or individuals, we may be subject to fines, penalties and other regulatory action by governmental authorities, including, among other things, having our export or import privileges suspended. Even if our policies and procedures for exports, imports and sanction regulations comply, our employees fail or neglect to follow them in all respects, we might incur similar liability.

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

Increases in income tax rates or other changes in tax laws, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial performance. For example, economic and political conditions in countries where we are subject to taxes, including the United States, have in the past and could continue to result in significant changes in tax legislation or regulation. For example, numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development model (OECD) rules that propose a partial global profit reallocation and a global minimum tax rate of 15.0%. Numerous countries, including European Union member states, have already enacted legislation incorporating the global minimum tax with effect and widespread implementation of a global minimum tax is expected by 2025. While we are subject to Pillar II, the legislative changes enacted to date did not have a material impact on our overall operations. As the legislation becomes effective in other countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. As the legislation continues to become effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. This increasingly complex global tax environment could increase tax uncertainty, which could in turn result in higher compliance costs and adverse effects on our financial performance. We are also subject to regular reviews, examinations and audits by numerous tax authorities with respect to income and non-income based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, also could make resolving any tax disputes more difficult and the final resolution of any tax audits could have an adverse effect on our financial performance.

We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, as well as political and economic risks.

Sales outside of the U.S. accounted for 26.5% of our consolidated net sales and a portion of our earnings in 2025. We anticipate that sales and earnings from international operations will continue to represent a portion of our net sales and earnings in the future. In addition, many of our manufacturing facilities and suppliers are located outside of the U.S. Our foreign operations subject us to certain commercial, political and financial risks. Our business in these foreign markets is subject to general political conditions, including any political instability (such as those resulting from war, terrorism and insurrections) and general economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, increases in trade protectionism, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing, authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets.

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

The impact of public health crises could have a significant effect on supply and/or demand for our products and services and have a negative impact on our business, financial condition and results of operations.

Global pandemics, or other public health crises may adversely affect, among other things, our supply chain and associated costs; demand for our products and services; our operations and sales, marketing and distribution efforts; our research and development capabilities; our engineering, design, and manufacturing processes; and other important business activities. These events could result in significant losses, adversely affect our competitive position, increase our costs, require substantial expenditures and recovery time, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. Our operations and those of our suppliers and distributors could be adversely affected if manufacturing, logistics, or other operations in key locations, are disrupted for any reason, such as those described above or other economic, business, labor, environmental, public health, regulatory or political reasons. In addition, even if our operations are unaffected or recover quickly, if our customers cannot timely resume their own operations, they may reduce or cancel their orders, or these events could otherwise result in a decrease in demand for our products.

Changes in government and industry regulatory standards pertaining to health and safety and various political factors could have a material adverse effect on our business, financial condition or results of operations.

Public health crises, global pandemics, and the measures taken in response to such events have in the past negatively impacted, and may again in the future negatively impact, our operations and workforce, as well as those of our partners, customers and suppliers. Additionally, concerns over the economic impact of such events have, from time to time, caused increased volatility in financial and other capital markets. The negative impacts of any such events on business operations and demand for our offerings will depend on future developments and actions taken in response to such events, which may be outside our control, highly uncertain, and cannot be predicted at this time. Political factors that could impact us include, but are not limited to, changes to tax laws and regulations resulting in increased income tax liability, changes in administration resulting in increased or newly imposed tariffs, increased regulation, limitations on exports of energy and raw materials, and trade remedies. Actions taken by the U.S. government could affect our results of operations, cash flows and liquidity.

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

In North America and Europe, weather conditions and the level of severe storms can have a significant impact on the markets for residential construction and home improvement. As a result, climate change that results in altered weather conditions or storm activity could have a significant impact on our business by:

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

Some of our manufacturing facilities are located in geographic regions that have experienced, or may experience in the future, major natural disasters and other catastrophes, such as fires, earthquakes, floods and hurricanes. Our disaster recovery plan may not be adequate or effective to respond to such events. Further, although we maintain various forms and levels of insurance to protect us against potential loss exposures, the scope of our available insurance coverage may not be adequate to protect us against all potential risks. For example, we do not carry earthquake insurance and other insurance that we carry is limited in the risks covered and the amount of coverage. Our insurance may not be adequate to cover all of our resulting costs, business interruption and lost profits when a major natural disaster or catastrophe occurs. A natural disaster rendering one or more of our manufacturing facilities totally or partially inoperable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.

Risks Related to Product, Services and Sales Risks

Product liability claims and litigation could affect our business, reputation, financial condition, results of operations and cash flows.

In the ordinary course of business, the products that we design and/or manufacture, and/or the services we provide, have led to product liability claims or other legal claims being filed against us. To the extent that plaintiffs are successful in showing that a defect in a product’s design, manufacture or warnings led to personal injury or property damage, or that our provision of services resulted in similar injury or damage, we may be subject to claims for damages. Although we are insured for damages above a certain amount, we bear the costs and expenses associated with defending claims, including frivolous lawsuits, and are responsible for damages up to the insurance retention amount. The insurance that we carry is limited in terms of coverage and may not be adequate to cover all of our resulting costs, business interruption and lost profits if we are subject to product liability claims. We might also face increases in premiums and reductions in the availability of insurance covering product liability, which could have a significant impact on our business. In addition to claims concerning individual products, as a manufacturer, we can be subject to costs, potential negative publicity and lawsuits related to product recalls, which could adversely impact our results of operations and damage our reputation.
We also face product liability exposure when our products are incorporated into residential construction by home builders. When home builders are sued for construction-related claims, including claims alleging defective construction, water intrusion, structural failures or building code violations, they may seek indemnification or contribution from us as a product supplier, or plaintiffs may name us directly as a defendant. These claims may arise years after our products were sold and installed, and may involve multiple parties, complex allocation disputes and protracted litigation. Construction defect litigation is common in certain jurisdictions and can result in significant defense costs and potential liability, regardless of whether our products were the proximate cause of the alleged damage.

Design defects, labeling defects, product formula defects, inaccurate chemical mixes, product recalls and/or product liability claims could harm our business, reputation, financial condition and results of operations.

Many of our products are integral to the structural soundness or safety of the structures in which they are used, and we have on occasion found flaws and deficiencies in the design, manufacturing, assembling, labeling, product formulations, chemical mixes or testing of our products. We also have on occasion found flaws and deficiencies in raw materials and finished goods produced by others and used with or incorporated into our products. Some flaws and deficiencies have not been apparent until after the products were installed or used by customers.

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

While we generally attempt to limit our contractual liability and our exposure to price or expense increases, we may have uncapped liabilities or significant exposure under some contracts and could suffer material losses under such contracts.

We enter into many types of contracts with our customers, suppliers and other third parties, including in connection with our expansion into new markets and new product lines. Under some of these contracts, our overall liability may not be limited to a specified maximum amount, or we may have significant potential exposure to price or expense increases. If we receive claims under these contracts or experience significant price increases or comparable expense increases, we may incur liabilities significantly in excess of the revenues associated with such contracts, which could have a material adverse effect on our results of operations.

Some of our technology offerings provide planning and design functions to customers, and we are involved both in product sales and engineering services. Any software errors or deficiencies or failures in our engineering services could have material adverse effects on our business, reputation, financial condition, results of operations and cash flows.

Our planning/design software applications facilitate the creation by customers of complex construction and building designs and are extremely complex. If our software applications contain defects or errors, our engineers prepare, approve or seal drawings that contain defects or we are otherwise involved in any design or construction that contains flaws, regardless of whether we caused such flaws, we may be required to correct deficiencies and may become involved in litigation. Further, if any damage or injury is not covered by our insurance and we are held to be liable, we could be required to correct such damage and to compensate persons who might have suffered injury, and our business, reputation, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our workforce could become increasingly unionized in the future and our unionized or union-free workforce could strike, which could adversely affect the stability of our production and reduce our profitability.

A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire between 2026 and 2029. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike. Although we believe that our relations with our employees are generally good, we have experienced strikes in the past, and no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if the workers covered by one or more of the collective bargaining agreements engage in a strike, lockout, or other work stoppage, we could have a material adverse effect on production at one or more of our facilities, incur higher labor costs, and, depending upon the length of such dispute or work stoppage, on our business, results of operations, financial position and liquidity.

Capital Expenditures, Expansions, Acquisitions and Divestitures Risks

Our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner.

Our capital expenditures are limited by our liquidity and capital resources and the amount we have available for capital spending is limited by the need to pay our other expenses and to maintain adequate cash reserves and borrowing capacity to meet unexpected demands that may arise. Productivity improvements through process re-engineering, design efficiency and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. If we are unable to make sufficient capital expenditures, or to maximize the efficiency of the capital expenditures we do make, our competitive position may be harmed, and we may be unable to manufacture the products necessary to compete successfully in our targeted market segments.

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

In furtherance of our business strategy, we routinely evaluate opportunities and may enter into agreements for possible acquisitions, divestitures, or other strategic transactions. A significant portion of our growth has been generated by acquisitions, and we may continue to acquire businesses in the future as part of our growth strategy. Furthermore, there is no assurance that any such transaction will result in synergistic benefits. A potential acquisition, divestiture, or other strategic transaction may involve a number of risks including, but not limited to:

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

As a result, if we fail to evaluate and execute these transactions properly, we might not achieve the anticipated benefits of such transactions, and we may incur costs in excess of what we anticipate. These risks would likely be greater in the case of larger transactions.

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

Our operations are subject to extensive and increasingly stringent federal, state and local environmental, health and safety laws and regulations, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA” or “Superfund”), the Toxic Substances Control Act (“TSCA”), the Occupational Safety and Health Act (“OSHA”) and their state counterparts. These laws regulate, among other things, air emissions, wastewater discharges, the generation, handling, storage, transportation, treatment and disposal of hazardous and non-hazardous wastes, the investigation and remediation of contaminated sites, and workplace health and safety.

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

If we do not obtain all material licenses and permits required by environmental, health and safety laws and regulations, or otherwise fail to comply with applicable laws and regulations, we may be subject to regulatory action by governmental authorities. If our policies and procedures are flawed, or our employees fail or neglect to follow our policies and procedures in all respects, we might incur liability. Relevant laws and regulations could change, or new ones could be adopted that require us to incur substantial expenses to comply. Permit requirements may change, and we may face delays or denials in obtaining or renewing permits, which could limit or disrupt our operations. We may also be required to install additional pollution control equipment or modify our operations to comply with new or more stringent requirements, which could require significant capital expenditures.

Complying or failing to comply with conflict minerals regulations could materially and adversely affect our supply chain, our relationships with customers and suppliers and our financial results.

We are currently subject to conflict mineral disclosure regulations in the U.S. and may be affected by new regulations concerning conflict and similar minerals adopted by other jurisdictions where we operate. While we have been successful to date in adapting to such regulations, we have and will continue to incur added costs to comply with the disclosure requirements, including costs related to determining the source of such minerals used in our products. We may not be able to ascertain the origins of such minerals as we use and may not be able to satisfy requests from customers to certify that our products are free of conflict minerals. These requirements also could constrain the pool of suppliers from which we source such minerals. We may be unable to obtain conflict-free minerals at competitive prices. Such consequences will increase costs and may materially and adversely affect our manufacturing operations and profitability.

When we provide engineering services, we are subject to various local, state and federal rules and regulations which can increase our potential liability.

As part of our product offerings, we may provide engineering and design-related services to our clients. Some of these services require us to stamp drawings or otherwise be involved in the engineering process. While we generally attempt to limit our liability through our internal processes and through our legal agreements with third parties to which we provide such services, under various local, state and federal rules and regulations these limitations may not be effective, and we may be held liable for engineering failures. Any such liability could materially and adversely affect our profitability.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a change in control of our Company or changes in our management that our stockholders may deem advantageous. For example, under our charter documents, our stockholders cannot call special meetings and cannot take action with written consent.

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

Declines in the Company’s business may result in an impairment of the Company’s tangible and intangible assets which could result in a material non-cash charge. At least annually, or at other times when events occur that could affect the value of such assets, we perform impairment tests on our goodwill, indefinite-lived intangible assets and definite-lived intangible assets. To determine whether an impairment has occurred, we may utilize “Step Zero” qualitative test or compare fair value of each of our reporting units with its carrying value. In the past, these tests have led us to incur significant impairment charges. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can negatively impact our results of operations.

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

Risks Associated with Third-Party Service Providers

In addition, we implement robust processes to oversee and manage risks associated with our business arrangements with third-party service providers. All new Simpson third-party business agreements are reviewed and assessed by our Information Security team. We also perform information security program investigations on the security posture of and assess any publicly known information security events related to, these third-party service providers. If a third party service provider with a business agreement with Simpson experiences an information security breach or incident, our Information Security Team reviews and assesses such event to understand Simpson’s overall exposure to the security incident.

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

Governance

Board and Committee Oversight

Although our full Board of Directors is ultimately responsible for risk oversight, our Board is assisted in discharging its risk oversight responsibility by its committees. The Audit and Finance Committee of the Board is responsible for providing oversight of our information security program and cybersecurity risks. In connection with this oversight role, the Audit and Finance Committee receive information technology updates from management at least quarterly. Cybersecurity risks facing the Company and updates on the Company’s practices and progress to mitigate such risks are also the subject of management reports to the Audit and Finance Committee on a more frequent basis, as necessary or appropriate.

Management’s Role in Assessing and Managing Risk

The Company’s information security efforts are led by our Executive Vice President, Chief Technology Officer (“CTO”) and our Vice President, Cybersecurity and Chief Information Security Officer (“CISO”) supported by our executive management team. These efforts are designed to address information security governance and risk, product security, identification and protection of critical assets, third-party risk, security awareness, cyber defense operations, artificial intelligence and data protection governance, and related risk management matters. Our CTO and CISO have an average of over 23 years of prior work experience in various roles involving information technology, cybersecurity strategy and governance, incident response, cyber intelligence, cybersecurity consulting, cyber audits, cyber compliance and national security and intelligence. These individuals have relevant educational and industry experience, including holding similar positions at other large companies.

Our CTO and CISO provide relevant cybersecurity and cybersecurity technology reports to the Audit and Finance Committee, and to the executive and senior leadership teams. These reports are provided at quarterly Audit and Finance Committee meetings, quarterly Cybersecurity Steering Committee meetings, and at our Digital Quarterly Business Review meetings. These reports typically include analyses of recent significant cybersecurity threats and incidents at the Company and across the industry, as well as a review of our security controls, assessments and program maturity, top risks, risk mitigation status, and a review of our third-party service providers as appropriate. Simpson’s information security roadmap and posture are also reviewed quarterly with members of the executive leadership team and the Audit and Finance Committee. In accordance with our cybersecurity program, any cybersecurity incident is assessed and reviewed by our Digital Leadership team and members of the executive leadership team.

Through the Cybersecurity Steering Committee, executive leadership is responsible for assessing and reviewing our cybersecurity program and the Company’s material risks from cybersecurity threats.

Item 2. Properties.

Our headquarters and principal executive offices in Pleasanton, California and Plano, Texas are located in owned and leased premises, respectively. Our principal U.S. manufacturing facilities in Stockton and Riverside, California; McKinney, Texas; Columbus, Ohio; West Chicago, Illinois; and Gallatin, Tennessee are located in owned premises. The principal manufacturing facilities located outside the U.S., the majority of which we own, are in France, Italy, Denmark, Germany, Poland, Switzerland, Sweden, Portugal and China. We also own and lease smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the U.S., Canada, the United Kingdom, Europe, Asia, Australia, New Zealand, and Chile. As of February 27, 2026, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	39	3,069	1,452	4,521
Europe	33	1,750	709	2,459
Asia/Pacific	9	175	123	298
Total	81	4,994	2,284	7,278

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

As of February 19, 2026, there were 87,312 holders of record of the Company’s common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividends

During 2025, the Company paid a total of $47.6 million in cash dividends. On January 28, 2026, the Company declared a quarterly cash dividend of $0.29 per share of common stock to be paid on April 23, 2026 to stockholders of record as of April 2, 2026. See “Note 20 — Subsequent Events” to the Company's consolidated financial statements. Future dividends, if there is any, will be determined by the Company’s Board of Directors, based on the Company’s future earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2020 through December 31, 2025, with the cumulative total return on the S&P 500 Index (a broad equity market index), the Dow Jones U.S. Building Materials & Fixtures Index (a published industry or line-of-business index) and a Peer Group Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2020, and reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year). To provide an additional comparison to our performance, we included an index consisting of companies in the building products or construction materials industries that are most comparable to us in terms of size and nature of operations, which group has also been referenced by us in connection with setting our executive compensation. The Peer Group Index below consisted of A.O. Smith Corporation; AAON, Inc.; Advance Drainage Systems, Inc.; Allegion Plc; American Woodmark Corp.; Apogee Enterprises, Inc.; Armstrong World Industries, Inc.; Atkore, Inc.; Eagle Materials, Inc.; Gibraltar Industries, Inc.; James Hardie Industries Plc; Lousiana-Pacific Corporation; Patrick Industries, Inc.; Quanex Building Products Corp.; and Trex Company, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below shows the monthly repurchases of shares of the Company's common stock in the fourth quarter of 2025.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)2
October 1 - October 31, 2025	57,040	$175.43	57,000	$20.0
November 1 - November 30, 2025	61,792	162.25	61,638	10.0
December 1 - December 31, 2025	59,207	$168.90	59,207	$—
Total	178,039

Approximately 27 thousand shares of the Company's common stock were repurchased in 2025, in connection with the withholding of shares to cover payroll taxes on vesting of stock-based compensation awards vested and for retirement eligible employees who retired during 2025.

Approximately 0.7 million shares of the Company's common stock were repurchased in 2025 for a total amount of $120.0 million which authorization expired on December 31, 2025.

On October 23, 2025, the Board authorized the Company to repurchase an additional $20.0 million of shares of the Company's common stock through the end of the year, increasing the 2025 share repurchase authorization to $120.0 million, and authorized the Company to repurchase up to $150.0 million of shares of the Company's common stock, effective January 1, 2026 through December 31, 2026. This authorization replaces the previous share repurchase authorizations.

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

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company’s consolidated financial condition and results of operations. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto included in this report.

“Strong-Tie” and our other trademarks appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Overview

We design, manufacture and sell building construction products that are of high quality and performance, easy to use and cost-effective for customers. We operate in three business segments determined by geographic region: North America, Europe and
1 Average price paid per share of common shares repurchased excludes excise tax. As of January 1, 2024, the Company's share repurchases are subjected to a 1.0% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Consolidated Statement of Stockholders' Equity for the year ended December 31, 2025.
2 Pursuant to the $120.0 million repurchase authorization from the Board of Directors on October 23, 2025 which expired on December 31,
2025. See “Note 5 — Stockholder's Equity”.

Asia/Pacific. Within the North America segment, our sales efforts are dedicated to serving customers across the following end-use markets:

•Residential;
•Commercial;
•Original Equipment Manufacturers (“OEM”);
•National Retail; and
•Component Manufacturers

Our organic growth opportunities are focused on expanding product lines with our current customers while also identifying new market share gain opportunities within our core product and market competencies.

To grow in these markets, we aspire to be among the leaders in engineered load-rated construction building products and systems, as well as digital product offerings. We intend to leverage our engineering expertise, deep-rooted relationships with top builders, engineers, contractors, code officials and distributors, and our ongoing commitment to testing, research and innovation. Importantly, we have existing products, testing results, distribution and manufacturing capabilities to support our ambitions. Achieving this growth will depend on expanding our sales and marketing efforts to promote our products across end users and distribution channels, broadening our customer base, and introducing new products over time.

Our commitment to continuous improvement has fostered our core Company ambitions, which we will pursue including:

•Strengthen our values-based culture;
•Be the business partner of choice;
•Strive to be an innovative leader in the markets we operate;
•Drive above market volume growth relative to U.S. housing starts;
•Maintain an operating income margin at or above 20%; and
•Deliver earnings per share growth ahead of net revenue growth.

Since announced in 2021, we have made great progress on our key growth initiatives. Examples include:

•Added approximately $1.0 billion in revenue, with sales growing $100.7 million or 4.5%. from fiscal year 2024 compared to fiscal year 2025, and $200.0 million in operating profit.
•Earnings per share grew $0.64 per share to $8.24 per share or 8.4% from fiscal year 2024 compared to fiscal year 2025 exceeding sales growth over the same fiscal periods.
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
•Expanded our equipment product line which helped drive increase sales in the component manufacturing market space.
•Streamlined internal processes and focused development efforts on high-impact new products.
•Promoted high-potential talent and external experts to senior leadership.

As a result, we have further strengthened our market position in connectors with significant gains in both fasteners and anchors. In addition, driven by our high service levels, increasingly diverse portfolio of products and software and commitment to innovation and delivering complete solutions to the markets we serve, we believe we can continue to achieve above market growth in the North America relative to U.S. housing starts in fiscal 2025 and beyond. These actions reflect our Founder, Barclay Simpson’s, nine principles of doing business, particularly our relentless focus and commitment to customers and users.

During the fiscal year ended December 31, 2025, tariff and trade policy actions have impacted our results of operations and are expected to continue to do so. We also experienced increased foreign currency exchange rate volatility, which we attribute, in part, to the rapidly changing global trade environment.

We increased prices in the U.S. effective June 2, 2025 on certain wood connectors, fasteners and mechanical anchors, and again effective October 15, 2025 on certain fasteners and mechanical anchors. We believe North America net sales could increase in future periods even if demand does not increase. However, increased selling prices are expected to be offset by higher non-material costs including labor, energy, transportation, and equipment incurred over the prior three years and potentially by future costs increases. In addition, the price increases are expected to partially offset increased costs related to tariffs affecting a portion of our fastener and anchors sales, but do not offset tariffs announced after December 31, 2025.

Non-GAAP Financial Measures

In addition to financial information prepared in accordance with GAAP, we use Adjusted EBITDA as a non-GAAP financial measure in evaluating the ongoing operating performance of our business. We define adjusted EBITDA as net income (loss) before income taxes, adjusted to exclude depreciation and amortization, integration, acquisition and restructuring costs, non-qualified deferred compensation adjustments, goodwill impairment, gain on bargain purchase, lease termination costs, severance costs related to cost saving initiatives, net loss or gain on disposal of assets, interest income or expense, and foreign exchange and other expense (income). This provides additional insight into the Company’s operating performance in light of the significant levels of growth investment we have made in our operations, the effect depreciation and acquisition as well as integration costs will have on our operating results. We believe this will also provide a better approximation of our cash flows compared to operating income.

Factors Affecting Our Results of Operations

Our business, financial condition, and results of operations depend in large part on the level of U.S. housing starts and residential construction activity. Overall U.S. housing starts have been decreasing year over year since 2021. Based on preliminary calendar year 2025 housing starts reporting, the year over year decrease in our sales volumes closely tracked with the decrease in total housing starts over the same period. Lower housing starts in the U.S. could result in lower demand, which would affect our sales and possibly operating profit.

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

We are closely monitoring the recent tariff and trade policy actions taken by the U.S. and foreign governments. As the situation continues to remain fluid due to the rapidly changing global trade environment, we are still evaluating the potential implications of these actions in our business. While we are largely domestically sourced, we continue to monitor macroeconomic trends such as the impact of interest rates, changing foreign exchange rates, inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs in markets where we and our supplier operate. As a result of the tariffs announced by the U.S. presidential administration on April 2, 2025, and June 15, 2025, and potential tariff modifications or the imposition of tariffs or export controls by other countries, there is significant economic uncertainty. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors beyond our control. We are closely monitoring the potential for the imposition of new or additional U.S. tariffs on imports, as well as potential retaliatory tariffs or other measures other countries may impose on U.S. imports, which may adversely affect the global economy. We are currently uncertain as to the ultimate impact these measures may have given the rapidly changing environment surrounding tariffs and other related political topics; however, if enacted as currently proposed, we expect that the proposed tariffs would primarily impact our North America segment as we procure fasteners and a small number of other products from countries that will be subjected to the these tariffs. Additionally, economic pressures on our customers, including the potential for higher inflation, fluctuations in foreign currencies and consumer confidence, driven by economic concerns or price increases, such as those we previously announced, could reduce demand for our products and services negatively affecting our net sales and profitability in the future.

In prior years, our sales were heavily seasonal with operating results varying from quarter to quarter depending on weather conditions that could delay construction starts. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year. Increased tariffs (as noted above), political uncertainty, fluctuating foreign currency rates, mortgage interest rates, and rising costs can also have an effect on our gross and operating profits as well. Due to efforts in diversifying our geographic footprint, product offerings, and changing our path to market in the U.S., sales from our product lines, customer base, and customer purchases are becoming less seasonal. Changes in raw material cost could impact the amount of inventory on-hand and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset any increases in raw material costs. Changes in labor, freight and warehousing costs, could also negatively impact gross profit depending on timing and amount of sales price can be increased to offset the higher costs.

Business Segment Information

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America net sales increased 4.5% for the year ended December 31, 2025, compared to December 31, 2024. Our wood construction product net sales increased 3.7% for the year ended December 31, 2025, compared to December 31, 2024, primarily due to tariff-driven product price increases implemented during the second quarter and fourth quarter of 2025 as well as incremental sales increases from businesses acquired during fiscal year 2024, partly offset by lower sales volumes. North America wood product sales volumes for 2025 were down from 2024 year-over-year, due to lower housing starts and a more challenging regional mix, with the most pronounced housing start declines in Southern and Western United States, where our product content per unit is typically higher due to stronger area building codes. Our concrete construction product sales increased 8.6% over the same periods primarily due to product price increases implemented during the second quarter and fourth quarter of 2025, as well as increased sales volumes. For 2026, we expect U.S. housing starts to be at 2025 levels, With the investments we have made, we believe we will be able to continue to grow net sales above the US housing starts market, one of our company ambitions.

Operating income increased 2.1% to $448.8 million from $439.6 million on higher gross profits, partly offset by increased operating expenses. The higher operating expenses were driven by higher personnel costs including severance related costs, variable incentive compensation, IT application costs, as well as the timing of higher charitable donations.

We completed construction of our Columbus, Ohio facility in the second quarter of 2025 and the construction of our new Gallatin, Tennessee facility in the fourth quarter of 2025. The cost of both projects was at or below budget. These facilities are expected to improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products. These facilities will help ensure we have ample capacity to meet our customers' needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service. Incremental investments in the current business will be limited until the U.S. housing market shows long-term improvement.

We anticipate product price increases implemented during 2025 will also benefit 2026 net sales by an estimated $40.0 million, mostly in the first half of fiscal year 2026. A portion of the product price increases were to partly offset the negative impact of tariffs for product imported into the United States. Tariffs and increased depreciation expense will have a negative impact on North America's gross and operating margins.

Europe net sales increased 4.3% for the year ended December 31, 2025, compared to December 31, 2024, with approximately $20.4 million of the increase due to favorable foreign currency translation. Wood construction product net sales increased 3.1% for the year ended December 31, 2025, compared to December 31, 2024, and concrete construction product net sales, which are mostly project based, increased 9.3% over the same periods. Gross margin increased to 35.8% from 35.3%, primarily due to lower material and freight costs, partly offset by higher factory and overhead, warehouse and labor costs, as a percentage of net sales. Gross profit was negatively impacted by footprint optimization and severance costs.

Operating income also increased $10.1 million and operating margin increased to 8.8% from 7.1%, mostly due to higher gross profits with lower integration expenses offsetting higher operating expenses. Operating expenses were negatively affected by approximately $5.3 million in foreign currency translations. In local currency, operating expenses decreased by approximately 2.1%. We believe in the long-term potential given Europe's on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions. Currently we anticipate Europe results for 2026 to be improved partly due to product price increases and controlling expenses.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

Based on business trends and conditions, the Company's outlook for the full fiscal year ending December 31, 2026 is as follows:

•Consolidated operating margin is estimated to be in the range of 19.5% to 20.5%. The operating margin range includes a projected gain of $10.0 million to $12.0 million on the sale of vacant land.

•The effective tax rate is estimated to be in the range of 25.0% to 26.0%, including both federal and state income tax rates as well as international income tax rates, and assuming no tax law changes are enacted.

•Capital expenditures are estimated to be in the range of $75.0 million to $85.0 million.

Results of Operations

Our discussion of our results focuses on 2025 and 2024 and year-to-year comparisons between those periods. Discussions of 2023 results and year-to-year comparison between 2024 and 2023 results are not included in this Annual Report on Form 10-K and can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following table sets forth, for the years indicated, the Company’s operating results as a percentage of net sales for the years ended December 31, 2025, 2024 and 2023, respectively:

	Years Ended December 31,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.1%	54.1%	53.0%
Gross profit	45.9%	45.9%	47.0%
Research and development and other engineering expenses	3.5%	3.7%	3.9%
Selling expense	9.6%	9.5%	9.2%
General and administrative expense	13.8%	13.1%	12.3%
Total operating expense	26.9%	26.3%	25.4%
Acquisition and integration related costs	—%	0.3%	0.2%
Net gain on disposal of assets	(0.6)%	—%	—%
Income from operations	19.6%	19.3%	21.4%
Interest income and other finance costs, net	0.4%	0.2%	0.2%
Other and foreign exchange loss, net	(0.2)%	(0.1)%	(0.1)%
Income before taxes	19.8%	19.4%	21.5%
Provision for income taxes	5.0%	5.0%	5.5%
Net income	14.8%	14.4%	16.0%

Comparison of the Years Ended December 31, 2025 and 2024

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the year ended December 31, 2025, against the results of operations for the year ended December 31, 2024.

The following table shows the change in the Company’s operations from 2024 to 2025, and the increases or decreases from the prior year, for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2024		Europe			2025
Net sales	$2,232,139	$77,977	$20,504	$2,188	—	$2,332,808
Cost of sales	1,208,251	41,490	10,553	1,537	1,372	1,263,203
Gross profit	1,023,888	36,487	9,951	651	(1,372)	1,069,605
Operating expenses:
Research and development and other engineering expense	81,916	(523)	1,059	31	—	82,483
Selling expense	213,532	8,822	247	207	—	222,808
General and administrative expense	293,099	23,131	1,302	(293)	4,447	321,686
Operating expenses	588,547	31,430	2,608	(55)	4,447	626,977
Net gain on disposal of assets	(447)	(4,697)	650	(184)	(11,824)	(16,502)
Acquisition and integration related costs	5,813	514	(3,362)	—	(1,900)	1,065
Income from operations	429,975	9,240	10,055	890	7,905	458,065
Interest income and other financing costs, net	5,277	(1,005)	259	308	3,498	8,337
Other and foreign exchange loss, net	(1,209)	(1,062)	3,809	(668)	(4,799)	(3,929)
Income before taxes	434,043	7,173	14,123	530	6,604	462,473
Provision for income taxes	111,819	5,515	(702)	(117)	875	117,390
Net income	$322,224	$1,658	$14,825	$647	$5,729	$345,083

Net Sales increased approximately 4.5% to $2.3 billion from prior year, primarily due to increases in pricing, higher incremental sales related to the Company’s 2024 acquisitions, and the positive effect of $17.7 million in foreign currency translation related mostly to Europe's currencies weakening against the United States dollar, partly offset by lower volumes. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84.4% and 85.1% of the Company’s total net sales for the years ended December 31, 2025 and 2024, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15.5% and 14.8% of the Company’s total net sales for the years ended December 31, 2025 and 2024, respectively.

Gross profit increased approximately 4.5% to $1.1 billion from prior year, primarily due to higher net sales. Gross margin is consistent with fiscal year 2024, due to impact from tariffs, higher factory, overhead, and labor costs, which were mostly offset by lower warehouse costs. Gross margins, including some inter-segment expenses, which were eliminated upon consolidation, and excluding certain expenses that are allocated according to product group, increased from 45.6% to 45.8% for wood construction products and decreased from 47.5% to 47.0% for concrete construction products.

Research and development and other engineering expense increased 0.7% to $82.5 million from $81.9 million.

Selling expense increased 4.3% to $222.8 million from $213.5 million, primarily due to increases of $9.5 million in personnel costs, $4.0 million in variable compensation costs and $1.8 million in professional fees, partially offset by a decrease of $2.4 million in advertising and trade shows, $1.6 million in charitable donations, $1.5 million in Depreciation and Amortization, and $1.2 million in travel expenses.

General and administrative expense increased 9.8% to $321.7 million from $293.1 million, primarily due to increases of $10.3 million in personnel costs, $11.1 million in variable compensation costs, $1.1 million in professional fees, $3.0 million in depreciation and amortization, $1.2 million in bad debt, and $5.8 million in donations, partially offset by a decrease of $3.2 million in net capitalized computer and software expenses, $1.2 million in travel expenses.

Income from operations increased 6.5% to $458.1 million from $430.0 million primarily due to increase in net sales as noted above, a $12.9 million gain on disposal of assets from the sale of the existing Gallatin, Tennessee facility, and a decrease of $4.7 million in integration expenses.

Our effective income tax rate decreased to 25.4% from 25.8%.

Consolidated net income was $345.1 million compared to $322.2 million. Diluted net income per share of common stock was $8.24 compared to $7.60.

Adjusted EBITDA1 of $544.3 million increased 3.3% compared to $526.8 million, primarily due to higher gross profits as noted above.

Net Sales

The following table shows net sales by segment for the years ended December 31, 2025 and 2024, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2024	$1,735,879	$479,055	$17,205	$2,232,139
December 31, 2025	1,813,856	499,559	19,393	2,332,808
Increase	$77,977	$20,504	$2,188	$100,669
Percentage increase	4.5%	4.3%	12.7%	4.5%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2025 and 2024, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2024 net sales	77.8%	21.5%	0.7%	100.0%
Percentage of total 2025 net sales	77.8%	21.4%	0.8%	100.0%

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2025 and 2024, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2024	$848,541	$168,982	$5,798	$567	$1,023,888
December 31, 2025	885,028	178,933	6,449	(805)	1,069,605
Increase (decrease)	$36,487	$9,951	$651	$(1,372)	$45,717
Percentage increase	4.3%	5.9%	*	*	4.5%
* The statistic is not meaningful or material.

The following table shows gross margins by segment for the years ended December 31, 2025 and 2024, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2024 gross margin	48.9%	35.3%	33.7%	*	45.9%
2025 gross margin	48.8%	35.8%	33.3%	*	45.9%
* The statistic is not meaningful or material.

North America

•Net sales increased 4.5% primarily due to increase in pricing and incremental sales from the Company’s 2024 acquisitions, partly offset by lower volumes.

1 Adjusted EBITDA is a non-GAAP financial measure and it is defined in the Non-GAAP Financial Measures Item 7. For a reconciliation of Adjusted EBITDA to U.S. GAAP (“GAAP”) net income see the schedule titled “Reconciliation of Non-GAAP Financial Measures.”

•Gross margin decreased to 48.8% from 48.9%, primarily due to higher factory and overhead as well as labor costs, partially offset by lower warehouse costs, as a percentage of net sales.

•Research and development and engineering expense decreased $0.5 million.

•Selling expense increased $8.8 million, primarily due to increases of $8.8 million in personnel costs, $3.1 million in variable compensation costs, and $2.0 million in professional fees, partially offset by a decrease of $1.6 million in advertising and trade shows expense, $1.6 million in charitable donations, and $1.5 million in depreciation and amortization expenses.

•General and administrative expense increased $23.1 million, primarily due to increases of $4.8 million in personnel costs, $2.8 million in professional and legal fees, $4.7 million in depreciation and amortization expenses, $5.7 million in charitable donations, and $6.8 million in variable compensation costs, partially offset by a decrease of $3.2 million in net capitalized computer and software expenses.

•Income from operations increased $9.2 million, primarily due to gross profit, partly offset by higher operating expenses.

Europe

•Net sales increased 4.3%, primarily due to the positive effect of approximately $20.4 million in foreign currency translation, as well as increases in sales volumes and pricing.

•Gross margin increased to 35.8% from 35.3%, primarily due to lower material and freight costs, partly offset by higher factory and overhead, labor and warehouse costs, as a percentage of net sales.

•Income from operations increased $10.1 million, primarily due to higher gross profits and a decrease in acquisitions and integration related costs, partly offset by increases in operating expenses mostly due to the negative effect of approximately $5.3 million in foreign currency translation.

Asia/Pacific

•For information about the Company’s Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the years ended December 31, 2025 and 2024.

Administrative and All Other

•General and administrative expense increased $4.4 million, primarily due to increases of $1.9 million in variable compensation costs, and $3.4 million in personnel costs, and partially offset by a decrease of $1.4 million in professional and legal fees.

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

Goodwill and Other Intangible Assets

Our goodwill balance is not amortized to expense, and we may assess quantitative or qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. The Company evaluates the recoverability of goodwill in accordance with Accounting Standard Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” annually, or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount.

Intangible assets acquired are recognized at their fair value on the date of acquisition. Finite-lived intangibles are amortized over their applicable useful lives. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization or depreciation period. We test these assets for potential impairment annually and whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

We performed the (“Step 0”) approach in the fourth quarters of 2024 and 2025 to assess qualitative factors related to the goodwill of the reporting units to determine whether it is necessary to perform an impairment test. For the qualitative assessments, we assessed various assumptions, events and circumstances that could have affected the estimated fair value of the reporting units. Based on the qualitative assessment performed, the Company concluded that there was no evidence of events or circumstances that would indicate a material change from the Company’s prior year quantitative assessment by reporting unit and therefore, it was more likely than not that the estimated fair value of reporting units exceeded their respective carrying values. The annual testing of goodwill for impairment did not result in impairment charges.

Revenue from Contracts with Customers

Generally, the Company’s revenue contract with a customer exists when (1) the goods are shipped, services are rendered, and the related invoice is generated, (2) the duration of the contract does not extend beyond the promised goods or services already transferred and (3) the transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer at a point in time. The Company's shipping terms provide the primary indicator of the transfer of control. The general shipping terms are Incoterm C.P.T. (F.O.B. shipping point), where the title, and risk and rewards of ownership transfer at the point when the products are no longer on the Company's premises. Other Incoterms are allowed as exceptions depending on the product or service being sold and the nature of the sale. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities).

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

Effect of New Accounting Standards

See “Note 1 — Operations and Summary of Significant Accounting Policies” for effects of new accounting standards on the Company’s consolidated financial statements.

Liquidity and Capital Resources

We have historically met our capital needs through a combination of cash flows from operating activities and, when necessary, borrowings under our credit facilities. Our principal uses of capital include the costs and expenses associated with our operations, including financing working capital requirements and continuing our capital allocation strategy, which includes supporting capital expenditures, paying cash dividends, repurchasing the Company’s common stock, and financing other investment opportunities from time to time.

On December 16, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which amends and restates the Company's previous agreement dated March 30, 2022. The Second Amended and Restated Credit Agreement provides for a 5-year $600.0 million revolving credit facility, which includes a letter of credit-sub-facility up to $50.0 million, and a 5-year term loan facility of $300.0 million. As of December 31, 2025, the Company had $74.2 million borrowings under the revolving credit facility and $300.0 million borrowings under the term loan facility. As of December 31, 2025, the Company has $525.8 million available to borrow under the revolving credit facility. For more information, refer to “Note 14 - Debt” in Part II, Item 8.
The Company has certain contractual obligations, primarily debt interest, operating leases, and purchase obligations, which include annual facility fees. Refer to “Note 12 - Leases”, “Note 14 - Debt” and “Note 15 - Commitment and Contingencies” in Part II, Item 8 for details related to the Company’s obligations and debt annual facility fees. The Company did not have any significant off-balance sheet commitments as of December 31, 2025.

As of December 31, 2025, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, and includes $152.1 million held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of December 31, 2025, 2024 and 2023, respectively:

	As of December 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$384,138	$239,371	$429,822
Property, plant and equipment, net	627,854	531,655	418,612
Equity investment, goodwill and intangible assets	956,665	903,498	883,079
Non-cash net working capital	$586,570	$570,602	$521,362

The following table presents the significant categories of cash flows for the twelve months ended December 31, 2025, 2024 and 2023, respectively:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$458,659	$338,160	$427,022
Investing activities	(136,233)	(259,259)	(103,251)
Financing activities	$(186,084)	$(261,464)	$(199,034)

Cash flows from operating activities result primarily from our earnings before non-cash items such as depreciation, amortization, and stock-based compensation, and are affected by changes in operating assets and liabilities which consist primarily of working capital balances. Our revenues are derived from manufacturing and sales of building construction materials. Our operating cash flows are impacted by prevailing macro-economic conditions and subject to seasonality, which is cyclically associated with the volume and timing of construction project starts. For example, as a result of seasonality, our trade accounts receivable is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters as construction activity ramps up in markets we serve.

In 2025, cash provided by operating activities of $458.7 million in cash and cash equivalents as a result of $345.1 million from net income and adding back $127.2 million for non-cash adjustments from net income which includes depreciation and amortization, stock-based compensation and non-cash lease expense, partially offset by a decrease of $13.6 million for the net change in operating assets and liabilities. The net change in operating assets and liabilities included increases of $24.0 million net change in other non-current assets and liabilities, $13.3 million in other current assets and $10.1 million in trade accounts receivable, partly offset by a decrease of $19.9 million in inventory as well as an increase of $20.7 million in accrued liabilities and other current liabilities.

Cash used in investing activities of $136.2 million during the year ended December 31, 2025, was primarily for capital spending of $161.0 million for facility expansion projects, and machinery and equipment purchases. Based on current forecasts, capital expenditures are estimated to range between $75.0 million to $85.0 million for 2026.

Cash used in financing activities of $186.1 million during the year ended December 31, 2025, consisted primarily of $419.0 million in loan principal payments, $120.0 million for the repurchase of the Company’s common stock and $47.6 million used to pay cash dividends, partly offset by $403.8 million in loan proceeds. The Company purchased and received approximately 0.7 million shares of its common stock on the open market at an average price of $171.43 per share.

On October 23, 2024, the Company's Board of Directors (the “Board”) authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2025 through December 31, 2025. On October 23, 2025, the Board authorized the Company to repurchase an additional $20.0 million of shares of the Company’s common stock through the end of the year 2025 increasing the 2025 share repurchase authorization to $120.0 million, and authorized the Company to repurchase up to $150.0 million of shares of the Company's common stock, effective January 1, 2026 through December 31, 2026. Further, on January 28, 2026, the Board declared a quarterly cash dividend of $0.29 per share payable on April 23, 2026 to stockholders of record on April 2, 2026, and estimated to be $12.0 million in total.

For the fiscal year ended December 31, 2025, the Company returned $167.6 million to the Company's stockholders, which represents 56.3% of our free cash flow from operations during the same period. From the beginning of 2022 to the fiscal year ended December 31, 2025, the Company has returned $531.8 million to stockholders, which represents 47.0% of our free cash flow from operations during the same period. From the beginning of 2022 to the fiscal year ended December 31, 2025, the Company has repurchased approximately 2.4 million shares of the Company's common stock, which represents approximately 5.6% of the outstanding shares of the Company's common stock at the start of 2022.

Cash flows from operating activities for the years ended December 31, 2024 and 2023 are incorporated by reference to Form 10-K 2024 filing.

Reconciliation of Non-GAAP Financial Measures
(In thousands) (Unaudited)

A reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Twelve Months Ended December 31,
	2025	2024
Net Income	$345,083	$322,224

Provision for income taxes	117,390	111,819
Interest income, net and other financing costs	(8,337)	(5,277)
Depreciation and amortization	88,477	84,584
Other*	1,666	13,453
Adjusted EBITDA	$544,279	$526,803

*Other: Includes acquisition, integration, and restructuring related expenses, non-qualified deferred compensation adjustments, lease termination, severance costs, other & foreign exchange loss net, and net loss or gain on disposal of assets.

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

See “Item 3 — Legal Proceedings” above and “Note 15 — Commitments and Contingencies” to the Company’s consolidated financial statements.

Inflation and Raw Materials

Inflation rates continued to increase during fiscal year 2025, which negatively affected labor costs and other costs of doing business, and as such may adversely affect our operating profits if we cannot recover the higher costs through price increases. Our main raw material is steel, and as such, increases in steel prices may adversely affect our gross margin if we cannot recover the higher costs through price increases. See “Item 1 — Raw Materials” and “Item 1A — Risk Factors.”

Indemnification

In the normal course of business, to facilitate transactions of services and products, we have agreed to indemnify certain parties with respect to certain matters. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and the Company’s bylaws as permitted by the Company’s certificate of incorporation require the Company to indemnify corporate servants, including our officers and directors, to the fullest extent permitted by law. The Company maintains directors and officers' liability insurance coverage to reduce its exposure to such obligations. The Company has not incurred significant obligations under indemnification provisions historically and does not expect to incur significant obligations in the future. It is not possible to determine the maximum potential amount under these indemnities due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded any liability for costs related to these indemnities through December 31, 2025.

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

We may manage our exposure to transactional exposures by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2022, 2023, and 2025, we entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan. Refer to “Note 9 — Derivative Instruments” to the Company’s consolidated financial statements.

Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive gain of $69.3 million for the year ended December 31, 2025, due to the effects of the strengthening United States Dollar in relation to almost all other countries. The loss was partially offset by $38.1 million in accumulated other comprehensive losses from foreign currency forward contracts. Refer to “Note 5 — Stockholders' Equity” to the Company’s consolidated financial statements.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Second Amended and Restated Credit Agreement, which bears interest at variable rates. As of December 31, 2025, the outstanding debt under the Second Amended and Restated Credit Agreement subject to interest rate fluctuations was $374.2 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have an interest rate swap agreement to convert the variable interest rate on our revolver and term loan to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to “Note 9 — Derivatives Instruments” to the Company’s consolidated financial statements, for further information on our interest rate swap contracts in effect as of December 31, 2025.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel costs started decreasing at the end of 2022 with prices stabilizing by the end of 2023 and during 2024 and 2025. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs will also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Simpson Manufacturing Co., Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15a (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.

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
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

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
February 27, 2026

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$384,138	$239,371
Trade accounts receivable, net	302,688	284,392
Inventories	594,192	593,175
Other current assets	71,485	59,383
Total current assets	1,352,503	1,176,321
Property, plant and equipment, net	627,854	531,655
Operating lease right-of-use assets	115,060	93,933
Goodwill	558,521	512,383
Intangible assets, net	387,729	375,051
Other noncurrent assets	31,959	46,825
Total assets	$3,073,626	$2,736,168
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$91,467	$100,972
Accrued liabilities and other current liabilities	275,328	242,876
Long-term debt, current portion	15,000	22,500
Total current liabilities	381,795	366,348
Long-term debt, net of current portion and issuance costs	355,509	362,563
Operating lease liabilities, net of current portion	96,819	76,184
Deferred income tax	99,792	90,303
Other long-term liabilities	104,234	27,636
Total liabilities	1,038,149	923,034
Commitments and contingencies (see Note 15)
Non-qualified deferred compensation plan share awards	5,715	7,786
Stockholders’ equity
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 41,255 and 41,878 at December 31, 2025 and 2024, respectively	419	424
Additional paid-in capital	324,846	307,197
Retained earnings	1,843,289	1,646,568
Common stock held in non-qualified deferred compensation plan ("DCP")	(3,154)	(1,297)
Treasury stock	(121,035)	(100,771)
Accumulated other comprehensive loss	(14,603)	(46,773)
Total stockholders’ equity	2,029,762	1,805,348
Total liabilities, mezzanine equity, and stockholders’ equity	$3,073,626	$2,736,168

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net sales	$2,332,808	$2,232,139	$2,213,803
Cost of sales	1,263,203	1,208,251	1,172,203
Gross profit	1,069,605	1,023,888	1,041,600
Operating expenses:
Research and development and other engineering	82,483	81,916	85,963
Selling	222,808	213,532	203,980
General and administrative	321,686	293,099	272,152
Total operating expenses	626,977	588,547	562,095
Acquisition and integration related costs	1,065	5,813	4,632
Net gain on disposal of assets	(16,502)	(447)	(276)
Income from operations	458,065	429,975	475,149
Interest income, net and other financing costs	8,337	5,277	3,391
Other & foreign exchange loss, net	(3,929)	(1,209)	(1,993)
Income before taxes	462,473	434,043	476,547
Provision for income taxes	117,390	111,819	122,560
Net income	$345,083	$322,224	$353,987
Other comprehensive income
Translation adjustment and other, net of tax	69,273	(37,313)	19,690
Unamortized pension adjustments, net of tax	1,041	(1,956)	73
Cash flow hedge adjustment, net of tax	(38,144)	2,486	(25,694)
Comprehensive income	$377,253	$285,441	$348,056
Net income per common share:
Basic	$8.27	$7.64	$8.31
Diluted	$8.24	$7.60	$8.26
Weighted average number of shares of common stock outstanding
Basic	41,718	42,182	42,598
Diluted	41,861	42,383	42,837
The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2023, 2024 and 2025
(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	DCP Vested	Treasury Stock
	Shares	Par Value				Stock		Total
Balance as of December 31, 2022	42,560	$425	$298,983	$1,118,030	$(4,059)	$—	$—	$1,413,379
Net income	—	—	—	353,987	—	—	—	353,987
Translation adjustment and other, net of tax	—	—	—	—	19,690	—	—	19,690
Pension adjustment, net of tax	—	—	—	—	73	—	—	73
Cash flow hedges, net of tax	—	—	—	—	(25,694)	—	—	(25,694)
Stock-based compensation expense	—	—	19,627	—	—	—	—	19,627
Repurchase of common stock	(361)	—	—	—	—	—	(50,363)	(50,363)
Cash dividends declared on common stock, $1.07 per share	—	—	—	(45,463)	—	—	—	(45,463)
Shares issued from release of restricted stock units	114	1	(7,431)	—	—	—	—	(7,430)
Common stock issued at $197.98 per share	10	—	1,940	—	—	—	—	1,940
Balance as of December 31, 2023	42,323	426	313,119	1,426,554	(9,990)	—	(50,363)	1,679,746
Net income	—	—	—	322,224	—	—	—	322,224
Translation adjustment and other, net of tax	—	—	—	—	(37,313)	—	—	(37,313)
Pension adjustment, net of tax	—	—	—	—	(1,956)	—	—	(1,956)
Cash flow hedges, net of tax	—	—	—	—	2,486	—	—	2,486
Stock-based compensation and deferred compensation ("DCP") expense	(12)	—	6,696	—	—	—	—	6,696
Common stock held in DCP	—	—	1,297	—	—	(1,297)	—	—
Change in redemption value of share awards in DCP	—	—	—	(2,311)	—	—	—	(2,311)
Acquisition of redeemable noncontrolling interests	—	—	(6,171)	(2,742)	—	—	—	(8,913)
Repurchase of common stock including excise tax	(559)	—	—	—	—	—	(100,771)	(100,771)
Retirement of common stock	—	(3)	—	(50,360)	—	—	50,363	—
Cash dividends declared on common stock, $1.11 per share	—	—	—	(46,797)	—	—	—	(46,797)
Shares issued from release of restricted stock units	126	1	(7,744)	—	—	—	—	(7,743)
Balance as of December 31, 2024	41,878	424	307,197	1,646,568	(46,773)	(1,297)	(100,771)	1,805,348
Net income	—	—	—	345,083	—	—	—	345,083
Translation adjustment and other, net of tax	—	—	—	—	69,273	—	—	69,273
Pension adjustment, net of tax	—	—	—	—	1,041	—	—	1,041
Cash flow hedges, net of tax	—	—	—	—	(38,144)	—	—	(38,144)
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	17,171	230	—	—	—	17,401
Common stock held in DCP	(16)	—	1,724	—	—	(2,019)	—	(295)
The accompanying notes are an integral part of these consolidated financial statements

Distribution/ diversification of common stock held in DCP	1	—	57	—	—	162	—	219
Acquisition of redeemable noncontrolling interests	—	—	(116)	—	—	—	—	(116)
Repurchase of common stock, including excise tax	(700)	—	—	—	—	—	(121,035)	(121,035)
Retirement of treasury stock		(6)	—	(100,765)	—		100,771	—
Cash dividends declared on common stock, $1.15 per share	—	—	—	(47,827)	—	—	—	(47,827)
Shares issued from release of Restricted Stock Units	71	1	(4,713)	—	—	—	—	(4,712)
Common stock issued at $165.83 per share	21	—	3,526	—	—	—	—	3,526
Balance at December 31, 2025	41,255	$419	$324,846	$1,843,289	$(14,603)	$(3,154)	$(121,035)	$2,029,762
The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$345,083	$322,224	$353,987
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(16,502)	(447)	(558)
Write-off of equity investment & software development project	4,051	710	—
Depreciation and amortization	89,951	85,399	74,707
Noncash lease expense	20,892	17,380	14,205
Release of acquisition related tax and legal contingency	—	(1,797)	—
Loss in equity method investment, before tax	495	740	281
Deferred income taxes	11,738	(4,239)	(7,541)
Noncash compensation related to stock plans and changes in the fair value of DCP	22,975	19,022	23,859
Provision for credit losses	1,609	115	730
Deferred hedge gain	(8,059)	(3,472)	(3,860)
Changes in operating assets and liabilities, net of amounts acquired (see Note 3)
Trade accounts receivable	(10,050)	(3,650)	(13,051)
Inventories	19,922	(50,373)	15,656
Other current assets	(13,333)	(12,745)	734
Trade accounts payable	(6,871)	(5,812)	(3,066)
Accrued liabilities and other current liabilities	20,734	(7,860)	(2,806)
Other noncurrent assets and liabilities	(23,976)	(17,035)	(26,255)
Net cash provided by operating activities	458,659	338,160	427,022
Cash flows from investing activities
Capital expenditures	(161,044)	(180,357)	(88,824)
Acquisitions, net of cash acquired (see Note 3)	(2,055)	(79,172)	(23,353)
Purchases of equity investments	(1,566)	(1,615)	(1,361)
Proceeds from sale of property and equipment	28,432	1,885	1,743
Proceeds from sale of a business	—	—	8,544
Net cash used in investing activities	(136,233)	(259,259)	(103,251)
Cash flows from financing activities
Proceeds from lines of credit	403,772	2,445	2,276
Repayments of line of credit	(418,988)	(100,752)	(98,679)
Debt issuance costs	(1,987)	—	—
Repurchase of common stock	(119,999)	(100,000)	(50,000)
Issuance of Company’s common stock	3,526	—	—
Dividends paid	(47,580)	(46,500)	(45,201)
Cash paid on behalf of employees for shares withheld	(4,712)	(7,744)	(7,430)
Acquisition of redeemable noncontrolling interests	(116)	(8,913)	—
Net cash used in financing activities	(186,084)	(261,464)	(199,034)
Effect of exchange rate changes on cash	8,424	(7,888)	4,343
Net increase (decrease) in cash and cash equivalents	144,767	(190,451)	129,080
Cash and cash equivalents at beginning of year	239,371	429,822	300,742
Cash and cash equivalents at end of year	$384,138	$239,371	$429,822

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$11,520	$13,435	$16,439
Income taxes, net of refunds received	112,595	117,800	123,400
Noncash activity during the year for
Noncash capital expenditures	$3,881	$12,481	$11,139
Contingent consideration for acquisitions	—	—	1,189
Issuance of Company’s common stock for compensation	3,526	—	1,940
Dividends declared but not paid	$11,962	$11,729	$11,518

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

The Company operates exclusively in the building products industry. The Company’s products are sold primarily in the U.S., Canada, Europe, and Pacific Rim. A significant portion of the Company’s business is dependent on economic activity within the North America segment. The Company's business is also dependent on the availability of steel, its primary raw material.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50.0% or less owned entities are accounted for using either cost or equity method. All significant intercompany transactions have been eliminated. Certain prior years’ amounts have been reclassified to conform to the fiscal 2025 presentation. For the year ended December 31, 2025, the Company reclassified certain 2024 and 2023 engineering costs related to the Company's digital efforts from research and development and engineering expense as well as selling expense to general and administrative expense. Additionally, for the year ended December 31, 2025, the Company reclassified certain 2024 and 2023 quality assurance costs from general and administrative expense to cost of sales. These reclassifications had no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows.

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

Effective January 1, 2025, the Company changed its method of computing depreciation of Machinery and Equipment from accelerated methods to a straight-line method. The Company determined that the change in depreciation method is considered change in accounting estimate affected by a change in accounting principle. Accordingly, a change in accounting estimate affected by a change in accounting principle was applied prospectively. The effect of the change to the straight-line method resulted in a reduction of $6.8 million in depreciation expense and an estimated $5.1 million increase in net income, or approximately $0.12 per basic and $0.12 per diluted share for the year ended December 31, 2025.

Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of December 31, 2025, and 2024, the value of these investments was $64.5 million and $44.7 million, respectively, consisting of money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

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

Every quarter, the Company evaluates the customer group using the accounts receivable aging report and its best judgment when considering changes in customers’ credit ratings, level of delinquency, customers’ historical payments and loss experience, current market and economic conditions, and expectations of future market and economic conditions.

The changes in the allowance for credit losses for the year ended December 31, 2025 are outlined in the table below:

	Balance as of	Expense (Deductions), net		Balance as of
(in thousands)	December 31, 2024		Write-Offs[1]	December 31, 2025
Allowance for credit losses	$2,998	$1,609	$539	$4,068

1Amount is net of recoveries and the effect of foreign currency fluctuations for the year ended December 31, 2025

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in money market funds and trade accounts receivable. The Company maintains its cash on demand deposit and in money market accounts held in 33 banks, and at times these cash and investments may be in excess of amounts insured by the Federal Deposit Insurance Corporation. However, we have not experienced any losses on these accounts.

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

Equity Investments

The Company accounts for investments and ownership interests under either cost or the equity method accounting when it has the ability to exercise significant influence but does not have a controlling financial interest. The Company records its interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses within earnings or loss from equity interests in the consolidated statement of operations. The investment is reviewed for impairment whenever factors indicate the carrying amount might not be recoverable and the decrease in value, if any, is recognized in the period the impairment that is other-than-temporary occurs in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unrelated market participants. As such, fair value is a market-based measurement that is determined based on assumptions that unrelated market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair values of the Company's investments and liabilities in the deferred compensation plan are classified as Level 1 within the fair value hierarchy and are subject to investment risks. The fair values of interest rate and foreign currency contracts are classified as Level 2 within the fair value hierarchy. The fair values of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy, as these amounts are based on unobservable inputs such as management estimates and entity-specific assumptions and are evaluated on an ongoing basis.

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of December 31, 2025 and 2024:

	2025			2024
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$64,526	$—	$—	$44,666	$—	$—
Derivative instruments - assets (3)	—	13,743	—	—	32,355	—
Investment in deferred compensation plan (4)	—	1,398	—	944	—	—
Liabilities
Term loan (2)	$—	$300,000	$—	$—	$388,125	$—
Revolver (2)	—	74,247	—	—	—	—
Derivative instruments - liabilities (3)	—	80,937	—	—	7,198	—
Deferred compensation plan liabilities (4)	—	5,737	—	1,974	—	—
Contingent considerations	$—	$—	$5,400	$—	$—	$5,400

(1) The carrying amounts of cash equivalents, representing money market funds traded in an active market with relatively short maturities, are reported on the Consolidated Balance Sheet as of December 31, 2025 and 2024 as a component of “Cash and cash equivalents”.
(2) The carrying amounts of our term loan and revolver approximate fair value as of December 31, 2025 and 2024 based upon their terms and conditions as disclosed in Note 14 in comparison to debt instruments with similar terms and conditions available on the same date.
(3) Derivatives for interest rate, foreign exchange, and forward swap contracts are discussed in Note 9.
(4) Non-qualified deferred compensation plan.

Derivative Instruments

The Company uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. Foreign currency and interest rate risk are the primary market risks the Company manages through the use of derivative instruments, which are accounted for as cash flow hedges or net investment hedges under the accounting standards and carried at fair value as other current or noncurrent assets or as other current or other long-term liabilities in the Consolidated Balance Sheets. Assets and liabilities with the legal right of offset are not offset in the Consolidated Balance Sheets. Net deferred gains and losses related to changes in fair value of cash flow hedges are included in accumulated other comprehensive income/loss (“OCI”), a component of stockholders' equity in the Consolidated Balance Sheets; and are reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged item affects earnings. The effective portion of gains and losses attributable to net investment hedges is recorded net of tax to OCI to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to

OCI are limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in fair value of any derivatives that are determined to be ineffective are immediately reclassified from OCI into earnings.

Deferred Compensation Plan

The Company established a non-qualified deferred compensation plan (“DCP” or “the Plan”) in April 2023 for eligible employees and members of the Board of Directors. The Plan provides eligible participants the opportunity to defer and invest a specified percentage of their compensation, including the Company stock awards upon vesting. The Plan is a non-qualified plan that is informally funded by assets in a rabbi trust, which restricts the Company’s use and access to the assets held but is subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. The amount of compensation to be deferred by participants is based on their own elections and are adjusted for any investment changes that the participants direct. This plan does not provide for employer contributions.

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

For common stock that has not been diversified, the employer stock held in the deferred compensation plan is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as the Company's common stock held by the non-qualified deferred compensation plan. Common stock will be recorded at fair value of the stock at the time it vested, and subsequent changes in the value of the common stock is not recognized. The deferred compensation obligations are measured independently at fair value of the common stock with a corresponding charge or credit to compensation cost. Fair value is determined as the product of the common stock and the closing price of the stock each reporting period.

Under plan D, assets held by the rabbi trust are subject to applicable GAAP. The deferred compensation obligation is measured independently at fair value of the underlying assets.

The Company previously presented certain DCP transactions within existing financial statement line items of the Consolidated Statement of Stockholders’ Equity for period ended December 31, 2023. For the years ended December 31, 2024 and 2025, the Company presented the equity balances related to “Non-qualified deferred compensation plan share awards” as mezzanine equity for $7.8 million and $5.7 million, respectively, and they were combined with stock-based compensation expense in the consolidated statement of stockholders’ equity for the years ended December 31, 2024 and 2025. The Company has evaluated the errors both qualitatively and quantitatively for the period ended December 31, 2023, and has concluded that they have immaterial impact on the periods presented.

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

Depreciation and Amortization

Software, including amounts capitalized for internally developed software is amortized on a straight-line basis over an estimated useful life of three to five years. Effective January 1, 2025, the Company changed its depreciation method for Machinery and Equipment from accelerated methods to a straight-line method. During 2023 and 2024, Machinery and equipment was depreciated using accelerated methods over an estimated useful life of three to ten years. For 2025, Machinery and equipment was depreciated using straight-line methods over an estimated useful life of three to ten years. Buildings and site improvements are depreciated using the straight-line method over their estimated useful lives, which range from 15 to 45 years. Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Purchased intangible assets with finite useful lives are amortized using the straight-line method over the estimated useful lives of the assets.

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

Common Stock

Subject to the rights of holders of any preferred stock that may be issued in the future, holders of common stock are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds, and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of common stock have no preemptive or conversion rights. Subject to the rights of any preferred stock that may be issued in the future, the holders of common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders. A director in an uncontested election is elected if the votes cast “for” such director’s election exceed the votes cast “against” such director’s election, except that, if a stockholder properly nominates a candidate for election to the Board of Directors, the candidates with the highest number of affirmative votes (up to the number of directors to be elected) are elected. There is no redemption or sinking fund provisions applicable to common stock.

Comprehensive Income or Loss

Comprehensive income is defined as net income plus other comprehensive income or loss. Other comprehensive income or loss consists of changes in cumulative translation adjustments, changes in unamortized pension adjustments and changes in the fair value of derivative instruments classified as cash flow hedge instruments, all of which are recorded directly in accumulated other comprehensive income within Consolidated Statements of Stockholders’ Equity.

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $11.5 million, $20.7 million and $24.8 million in 2025, 2024 and 2023, respectively. Product research and development expenses include all related personnel costs including salary, benefits, retirement, stock-based compensation costs, as well as computer and software costs, professional fees, supplies, tools and maintenance costs. In 2025, 2024 and 2023, the Company incurred software development expenses related to its ongoing expansion into the component manufacturing and residential markets as well as ongoing development of construction-related applications that serve multiple end markets, and some of the software development costs were capitalized that were amortized over the estimated useful lives and reviewed for impairment. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred. Refer to Note 10 for more information.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses and were $12.1 million, $14.6 million, and $12.3 million in 2025, 2024, and 2023, respectively.

General and Administrative Costs

General and administrative costs include personnel, information technology related costs, facility costs such as rent, depreciation and utilities, professional services, amortization of intangibles and bad debt charges.

Accounting for Leases

The Company has operating leases for certain facilities, equipment, autos and data centers. As an accounting policy for short-term leases, the Company elected to not recognize a right-of-use asset (“ROU asset”) and liability if, at the commencement date, the lease (1) has a term of 12 months or less and (2) does not include renewal and purchase options that the Company is reasonably certain to exercise. Monthly payments on short-term leases are recognized on a straight-line basis over the full lease term.

Stock-Based Compensation

The Company recognizes stock-based compensation expense related to the estimated fair value of restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of three or four years. Stock-based compensation related to performance share grants are measured based on grant date fair value and expensed on a graded basis over the service period of the awards, which is generally a performance period of three years. The performance conditions are based on the Company’s achievement of revenue growth and return on invested capital over the performance period and are evaluated for the probability of vesting at the end of each reporting period with changes in expected results cumulatively recognized as an adjustment to expense. The assumptions used to calculate the fair value of restricted stock grants are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

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

Accounting Standards Adopted

In December 2023, the FASB issued ASU 2023-09 requiring enhanced income tax disclosures. The ASU requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company adopted the ASU using the retrospective transition method, and it had no impact on the Company’s consolidated financial statements. Refer to Note 16 for additional information.

Accounting Standards Not Yet Adopted

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, to more closely align financial reporting with the economics of an entity’s risk management activities. The effective date for this ASU is for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively with an option to adopt the amendments for hedging relationships existing as of the date of adoption. The Company is currently assessing the potential impacts of adoption on the consolidated financial statements.

The Company does not believe other new accounting pronouncements issued by the FASB will have a material impact on its consolidated financial statements.

2. Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these financial statements under Note 19.

Wood Construction Products Revenue. Wood construction products represented approximately 84.4%, 85.1%, and 85.4% of total net sales in the years ended December 31, 2025, 2024, and 2023 respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 15.5%, 14.8%, and 14.5% of total net sales in the years ended December 31, 2025, 2024 and 2023, respectively.

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

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 0.5% of net sales for 2025, 2024 and 2023 and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for services is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the right to receive consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services or sales orders billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of December 31, 2025 and 2024, the Company had no material contract assets from contracts with customers.

Other accounting considerations

Volume discounts. Volume discounts are accounted for as variable considerations because the transaction price is uncertain until the customer completes or fails to purchase the specified volume of purchases (consideration is contingent on a future outcome - occurrence or nonoccurrence). In addition, the Company applies the volume rebate or discount retrospectively, because the final price of each product or service sold depends on the customer’s total purchases subject to the rebate program. Estimated rebates are deducted from revenues based on the gross transaction price and historical experience with the customer.

Rights of return and other allowances. Rights of return create variability in the transaction price. The Company accounts for returned product during the return period as a refund to customer and not a performance obligation. The estimated allowance for returns is based on historical percentage of returns and allowance from prior periods and the customer’s historical purchasing pattern. This estimate is deducted from revenues based on the gross transaction price.

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

3. Acquisitions

During the year ended December 31, 2024, the Company completed three acquisitions that were not material to the Company’s consolidated financial statements, individually and in aggregate. Accordingly, pro-forma historical results of operations related to these business acquisitions during the year ended December 31, 2024 have not been presented, but summarized below.

On June 1, 2024, the Company completed the acquisition of all of the operating assets and assumed liabilities of Calculated Structured Designs, Inc. (“CSD”), a software development company providing solutions for the engineered wood, engineering, design and building industries in North America, Australia and the UK.

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

On September 1, 2024, the Company completed the acquisition of all of the operating assets and assumed liabilities of QuickFrames USA, LLC (“QuickFrames”), a manufacturer of pre-engineered structural support systems for commercial construction with sales in North America.

The following table summarizes the Company’s purchase price allocations of assets acquired and liabilities assumed as of the acquisition dates for the twelve months ended December 31, 2025, including the related estimated useful lives, where applicable:

	Amounts (in thousands)	Estimated Useful Life (in years)
Net working capital	$3,524
Land	310
Machinery and Equipment	404	1 - 5
Building Improvements	500	28
Intangible assets		8
Trade name and other (definite)	1,053	10
Trade name (indefinite)	13,912
Customer relationships	11,560	7
Developed technology	13,382	5 - 10
Patent	15,800	10
Goodwill	29,501
Liabilities assumed	(10,679)
Total net assets acquired and liabilities assumed	$79,267

During fiscal 2025, the Company finalized the purchase price allocations and recorded certain measurement period adjustments for conditions that existed at the acquisition date, resulting in a decrease to goodwill of $3.3 million with offsets primarily to trade names, developed technology, and customer relationships.

The amount of goodwill generated from these acquisitions is deductible for tax purposes.

4. Net Income per Share
The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	For the Years Ended December 31,
(in thousands, except per-share amounts)	2025	2024	2023
Net income available to common stockholders	$345,083	$322,224	$353,987

Basic weighted average shares outstanding	41,718	42,182	42,598
Dilutive effect of potential common stock equivalents	143	201	239
Diluted weighted average shares outstanding	41,861	42,383	42,837
Net earnings per share:
Basic	$8.27	$7.64	$8.31
Diluted	$8.24	$7.60	$8.26

5. Stockholders' Equity
Stock Repurchases

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The provisions included a new Corporate Alternative Minimum Tax (“CAMT”), an excise tax of 1.0% on stock buybacks, and significant tax incentives for energy and climate initiatives, all effective for tax year 2023 and onwards. The Company is not subject to the provisions of CAMT and does not expect the impact of the remaining provisions to be material.

On October 23, 2024, the Board authorized the Company to repurchase up to $100.0 million of shares of the Company's common stock, effective January 1, 2025 through December 31, 2025. On October 23, 2025, the Board authorized the Company to repurchase an additional $20.0 million of shares of the Company’s common stock through the end of the year, increasing the 2025 share repurchase authorization to $120.0 million. On October 23, 2025, the Board authorized the Company to repurchase up to $150.0 million of shares of the Company’s common stock, effective January 1, 2026 through December 31, 2026.

For the fiscal year ended December 31, 2025, the Company repurchased approximately 0.7 million shares of the Company’s common stock in the open market at an average price of $171.43 per share, for a total of $120.0 million under the previously announced $120.0 million repurchase authorization (which expired at the end of 2025). As of December 31, 2025, the Company accrued approximately $0.3 million for the excise tax, which is included as a cost of treasury stock; however, this is not reflected in the share repurchase amounts above.

Comprehensive Income or Loss

The following shows the components of accumulated other comprehensive income or loss as of December 31, 2025, 2024, and 2023 respectively:

	Foreign Currency Translation	Pension Benefit	Cash Flow Hedge	Forward Foreign Currency	Total
(in thousands)
Balance as of December 31, 2022	$(35,954)	$(441)	$23,753	$8,583	$(4,059)
Other comprehensive gain/(loss) net of tax benefit (expense) of $0, $(1), $6,254 and $2,711, respectively.	19,690	73	(3,815)	(8,785)	7,163
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	—	—	(8,187)	(4,907)	(13,094)
Balance as of December 31, 2023	(16,264)	(368)	11,751	(5,109)	(9,990)
Other comprehensive gain/(loss), net of tax benefit (expense) of $0, $(1), $1,437 and $(2,207), respectively.	(37,313)	(1,956)	39,000	11,505	11,236
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	—	—	(43,227)	(4,792)	(48,019)
Balance at December 31, 2024	(53,577)	(2,324)	7,524	1,604	(46,773)
Other comprehensive gain/(loss), net of tax benefit (expense) of $0, $0, $6,502 and $(5,062), respectively.	69,273	1,041	(54,102)	(14,042)	2,170
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	—	—	35,062	(5,062)	30,000
Balance at December 31, 2025	$15,696	$(1,283)	$(11,516)	$(17,500)	$(14,603)

6. Stock-Based Compensation

The Company currently maintains the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”) as its only equity incentive plan. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate may be issued, including shares already issued pursuant to prior awards granted under the 2011 Plan. Shares of common stock underlying awards to be issued pursuant to the 2011 Plan are registered under the Securities Act. Under the 2011 Plan, the Company may grant restricted stock and restricted stock units. The Company currently intends to award only performance-based stock units (“PSUs”) and/or time-based restricted stock units (“RSUs”).

The following table shows the Company’s stock-based compensation activity:

	Fiscal Years Ended December 31,
(in thousands)	2025	2024	2023
Stock-based compensation expense recognized	$17,153	$13,112	$19,726
Tax benefit of stock-based compensation expense in provision for income taxes	4,224	3,204	4,808
Stock-based compensation expense, net of tax	$12,929	$9,908	$14,918

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2025:

	Shares (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding as of January 1, 2025	336	$130.42	$55,333
Awarded	119	165.81
Vested	(98)	126.58
Forfeited	(18)	146.52
Outstanding as of December 31, 2025	339	$144.67	$54,755
Outstanding and expected to vest at December 31, 2025	309		$49,841

* The intrinsic value for outstanding and expected to vest is calculated using the closing price per share of $161.47, as reported by the New York Stock Exchange on December 31, 2025.

During the year ended December 31, 2025, the Company granted 124 thousand RSUs and PSUs to the Company’s employees, including officers at an estimated weighted average fair value of $165.81 per share, based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company’s common stock on the grant date. The RSUs and PSUs granted to the Company’s employees may be time-based, performance-based or time- and performance-based. Certain PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three years period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time and performance-based RSUs granted to the Company’s employees excluding officers and certain key employees, vest ratably over the four-year life of the award and through 2020, required the underlying shares of the Company’s common stock to be subject to a performance-based adjustment during the first year and starting in 2021, were time-based awards which vest ratable over the four-year life of the award.

The Company’s seven non-employee directors serving during 2025 are entitled to receive approximately $1.0 million in equity compensation annually. The number of shares granted is based on the average closing share price for the Company over the 60 days period prior to approval of the award in the second quarter of each year. In January and May 2025, the Company granted 6,000 shares of the Company’s common stock to the non-employee directors, based on the average closing price of $155.09 per share and recognized total expense of $0.9 million.

The total intrinsic value of RSUs and PSUs vested during the years ended December 31, 2025, 2024 and 2023 was $17.0 million, $31.8 million and $20.3 million, respectively, based on the market value on the vest date.

As of December 31, 2025, the Company’s aggregate unamortized stock compensation expense was approximately $23.7 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

The Company awarded shares for service through 2025, 2024, and 2023 as shown below:

	December 31,
	2025	2024	2023
Shares to be issued	18,887	21,266	9,800
Shares settled with cash (foreign employees)	1,872	763	4,900
Total awards	20,759	22,029	14,700

As a result, we recorded pre-tax compensation charges of $3.4 million, $3.7 million, and $1.9 million for years ended December 31, 2025, 2024, and 2023, respectively. These charges include cash bonuses to compensate employees for income taxes payable as a result of the stock bonuses.

7. Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Trade accounts receivable	$310,209	$291,480
Allowance for credit losses	(4,068)	(2,998)
Allowance for sales discounts	(3,453)	(4,090)
	$302,688	$284,392

8. Inventories

The components of inventories are as follows:

	As of December 31,
(in thousands)	2025	2024
Raw materials	$193,929	$207,818
In-process products	57,410	57,627
Finished products	342,853	327,730
	$594,192	$593,175

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

As of December 31, 2025, the aggregate notional amount of the Company’s outstanding interest rate contracts, cross currency swap contracts, EUR forward contract, and net investment hedge were $365.6 million, $383.3 million, $321.7 million, and $557.2 million, respectively. As of December 31, 2024, the aggregate notional amount of the Company’s outstanding interest rate contracts, cross currency swap contracts, and EUR forward contracts were $388.1 million, $406.9 million, and $321.7 million, respectively.

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

The effects of cash flow hedge accounting on the Consolidated Statements of Earnings and Comprehensive Income for the periods ended December 31, were as follows:

	2025			2024
(in thousands)	Cost of sales	Interest expense, net	Other & foreign exchange loss, net	Cost of sales	Interest expense, net	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,263,203	$8,337	$(3,929)	$1,208,251	$5,277	$(1,209)
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—	7,489	—	—	11,712	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—	2,297	(49,247)	—	4,939	26,577
Forward contract
Amount of gain or (loss) reclassified from OCI to earnings	$—	$—	$—	$(188)	$—	$—

The effects of derivative instruments on the Consolidated Statements of Operations for the twelve months ended December 31, 2025 and December 31, 2024 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2025	2024		2025	2024
Interest rate contracts	$(1,674)	$8,589	Interest expense	$7,489	$11,712
Cross currency contracts	(43,020)	28,974	Interest expense	2,297	4,939
			FX gain (loss)	(49,247)	26,577
			Cost of goods sold	—	(188)
Total	$(44,694)	$37,563		$(39,461)	$43,040

For the twelve months ended December 31, 2025 and 2024, a gain of $36.5 million and $13.9 million, respectively, on the net investment hedge were included in OCI. For the twelve months ended December 31, 2025 and 2024, deferred gains from the forward points of $9.5 million and $5.1 million were reclassified from OCI to interest expense, respectively.

As of December 31, 2025, the aggregate fair values of the Company’s derivative instruments on the Consolidated Balance Sheet were comprised of an asset of $13.7 million, of which $13.1 million is included in other current assets, and the balance of $0.6 million as other non-current assets, and of a noncurrent liability of $80.9 million included as deferred income tax and other long-term liabilities.

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

As of December 31, 2025, the Company expects it will reclassify net gains of approximately $7.4 million, currently recorded in Accumulated Other Comprehensive Income, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

10. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2025	2024
Land	$61,552	$61,054
Buildings and site improvements	363,959	246,138
Leasehold improvements	12,465	11,313
Machinery and equipment	678,885	567,322
	1,116,861	885,827
Less accumulated depreciation and amortization	(577,223)	(516,320)
	539,638	369,507
Capital projects in progress	88,216	162,148
	$627,854	$531,655

Property, plant and equipment as of December 31, 2025, and 2024, include fully depreciated assets with an original cost of $437.2 million and $402.1 million, respectively, which are still in use. The Company capitalizes certain development costs associated with internal use software, including the direct costs of services provided by third-party consultants and payroll for internal employees, both of which are performing development and implementation activities on a software project. As of December 31, 2025, and 2024, the Company had capitalized software development costs net of accumulated amortization of $41.3 million and $35.9 million, respectively, included in machinery and equipment and as of December 31, 2025, and 2024, and $17.7 million and $16.1 million, respectively, was included in capital projects in progress.

Depreciation expense, including depreciation of equipment and amortization of internally developed and acquired software, was $61.8 million, $59.7 million, and $51.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Assets held-for sale
In January 2025, the Company made the decision to sell its vacant land that is part of the Company’s North America segment. The Company determined that the long-lived asset meets the criteria to be classified as held for sale in its financial statements and expected to be sold during 2026. The Company presented the asset’s carrying value of approximately $2.4 million in “Other current assets” in the Consolidated Balance Sheets.

Asset sale
In July 2025, the Company sold its existing facility in Gallatin, Tennessee which is part of the Company’s Administrative and All Other segment for approximately $19.0 million in net proceeds after closing costs and sale price adjustments, which resulted in a gain on disposal of fixed assets of $12.9 million. The Company recognized the gain as income from operations with the Consolidated Statements of Earnings and Comprehensive Income. To provide a temporary transition until the Company relocates to the new facility, the Company has leased back the sold facility from the buyer for approximately five months. The Company treated the leaseback transaction as a short-term lease and will recognize the rent expense on the straight-line basis over the lease term.

11. Goodwill and Intangible Assets

Goodwill

The annual changes in the carrying amount of goodwill by segment, as of December 31, 2025 and 2024, were as follows, respectively:

(in thousands)	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2023	$101,558	$399,693	$1,299	$502,550
Goodwill acquired	32,820	—	—	32,820
Foreign exchange	(230)	(22,644)	(113)	(22,987)
Balance as of December 31, 2024	134,148	377,049	1,186	512,383
Goodwill disposed	—	(33)	—	(33)
Reclassifications [1]	(3,319)	—	—	(3,319)
Foreign exchange	132	49,267	91	49,490
Balance as of December 31, 2025	$130,961	$426,283	$1,277	$558,521

1 During the period ended December 31, 2025, the Company finalized the purchase price allocation for the acquisition of QuickFrames that resulted in $3.3 million decrease in goodwill with offsets primarily to trade names, developed technology, and customer relationships. The final amounts are measurement period adjustments for conditions that existed at the acquisition date.

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

In 2025 and 2024, the Company applied the (“Step 0”) approach to assess qualitative factors related to the goodwill of the reporting units to determine whether it is necessary to perform an impairment test. For this qualitative assessment, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units. Based on the qualitative assessment performed, the Company concluded that there was no evidence of events or circumstances that would indicate a material change from the Company’s last quantitative assessment performed in 2023 by reporting unit and therefore, it was more likely than not that the estimated fair value of reporting units exceeded their respective carrying values.

The 2025 and 2024 annual testing of goodwill for impairment did not result in impairment charges. “See Item 7 - Critical Accounting Policies and Estimates - Goodwill and Other Intangible Assets”.
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

The total gross carrying amount and accumulated amortization of definite-lived intangible assets as of December 31, 2025, was $526.7 million and $139.0 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2025, 2024 and 2023 were $26.7 million, $24.8 million and $23.5 million, respectively. The weighted-average remaining amortization period for all amortizable intangibles on a combined basis is 6.3 years as of December 31, 2025.

The annual changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization for the years ended December 31, 2025 and 2024 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance as of December 31, 2023	$38,598	$(4,854)	$33,744
Purchases	15,800	—	15,800
Amortization	—	(3,468)	(3,468)
Foreign exchange	(926)	—	(926)
Balance as of December 31, 2024	53,472	(8,322)	45,150
Disposals	(3,684)	—	(3,684)
Amortization	—	(3,567)	(3,567)
Reclassifications	95	—	95
Foreign exchange	5,572	—	5,572
Balance as of December 31, 2025	$55,455	$(11,889)	$43,566

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance as of December 31, 2023	$22,508	$(20,279)	$2,229
Amortization	—	(991)	(991)
Foreign exchange	(49)	—	(49)
Balance as of December 31, 2024	22,459	(21,270)	1,189
Acquisitions	1,875	—	1,875
Amortization	—	(726)	(726)
Reclassifications	(45)	45	—
Foreign exchange	118	—	118
Balance as of December 31, 2025	$24,407	$(21,951)	$2,456

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance as of December 31, 2023	$28,147	$(15,745)	$12,402
Purchases	14,100	—	14,100
Amortization	—	(2,972)	(2,972)
Reclassifications [1]	(1,673)	—	(1,673)
Foreign exchange	(7)	—	(7)
Balance as of December 31, 2024	40,567	(18,717)	21,850
Amortization	—	(3,966)	(3,966)
Reclassifications	1,688	(291)	1,397
Foreign exchange	66	—	66
Balance as of December 31, 2025	$42,321	$(22,974)	$19,347

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance as of December 31, 2023	$269,166	$(46,399)	$222,767
Purchases	10,560	—	10,560
Disposal	331	—	331
Amortization	—	(17,362)	(17,362)
Reclassifications	1,673	—	1,673
Foreign exchange	(16,745)	—	(16,745)
Balance as of December 31, 2024	264,985	(63,761)	201,224
Amortization	—	(18,402)	(18,402)
Reclassifications	(951)	—	(951)
Foreign exchange	25,087	—	25,087
Balance as of December 31, 2025	$289,121	$(82,163)	$206,958

As of December 31, 2025, estimated future amortization of intangible assets was as follows:

(in thousands)

2026	$25,754
2027	25,606
2028	25,472
2029	24,829
2030	24,218
Thereafter	146,448
Total	$272,327

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets totaled $115.4 million as of December 31, 2025, mostly attributable to trade names. Indefinite-lived intangible assets totaled $105.7 million as of December 31, 2024.

Definite-lived and indefinite-lived assets, net, by segment as of December 31, 2025, and 2024 were as follows:

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$116,550	$(39,061)	$77,489
Europe	366,586	(72,621)	293,965
Asia/Pacific	4,240	(643)	3,597
Total	$487,376	$(112,325)	$375,051

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$117,890	$(45,807)	$72,083
Europe	404,674	(92,192)	312,482
Asia/Pacific	4,152	(988)	3,164
Total	$526,716	$(138,987)	$387,729

12. Leases

The Company has operating leases for certain facilities, equipment and automobiles. The existing operating leases expire at various dates through 2039, some of which include options to extend the leases for up to five years. The Company measured the lease liability at the present value of the lease payments to be made over the lease term. The lease payments are discounted using the Company’s incremental borrowing rate. The Company measured the right-of-use (“ROU”) assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

The following table provides a summary of operating leases included on the Consolidated Balance Sheets as of December 31, 2025, and 2024, and the Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024:

Consolidated Balance Sheets Line Item	As of December 31,
(in thousands)	2025	2024
Assets
Operating lease right-of-use assets	$115,060	$93,933
Liabilities
Accrued expenses and other current liabilities	$20,253	$19,415
Operating lease liabilities	96,819	76,184
Total operating lease liabilities	$117,072	$95,599

The components of operating lease expense were as follows:

	Consolidated Statements of Operations Line Item	Years Ended December 31,
(in thousands)		2025	2024
Lease cost	General administrative expenses and cost of sales	$25,869	$19,938

Other information

Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,830	$19,243
Operating right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$53,807	$46,482

The following is a schedule, by years, of maturities for lease liabilities as of December 31, 2025:

(in thousands)	Operating Leases
2026	$25,321
2027	24,197
2028	21,320
2029	17,567
2030	14,087
Thereafter	36,629
Total lease payments	139,121
Less: Present value discount and other	(22,049)
Total lease liabilities	$117,072

The following table summarizes the Company’s lease terms and discount rates as of December 31, 2025:

	Years Ended December 31,
	2025	2024
Weighted-average remaining lease terms (in years):
Operating leases	6.8	6.4
Weighted-average discount rate:
Operating leases	5.1%	5.3%

In July 2025, the Company sold its existing facility in Gallatin, Tennessee for approximately $19.0 million in net proceeds after closing costs and sale price adjustments, which resulted in an estimated gain on disposal of fixed assets of $12.9 million. To provide a temporary transition until the Company relocates to the new facility, the Company is leasing back the sold facility from the buyer for approximately five months. The Company treated the leaseback transaction as a short-term lease and will recognize the rent expense on the straight-line basis over the lease term.

13. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Labor related liabilities	$53,208	$48,867
Sales incentives & advertising allowances	32,699	62,337
Accrued cash profit sharing and commissions	22,775	16,360
Sales tax payable and other	113,630	64,855
Dividends payable	11,977	11,729
Accrued profit sharing trust contributions	20,786	19,313
Operating lease - current portion	20,253	19,415
	$275,328	$242,876

14. Debt

On December 16, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which amends and restates the Company’s previous agreement dated March 30, 2022. The Second Amended and Restated Credit Agreement provides for a 5-year $600.0 million revolving credit facility, which includes a letter of credit-sub-facility up to $50.0 million, and a 5-year term loan facility of $300.0 million.
The Company borrowed $300.0 million under the term loan facility to refinance existing debt. In addition, the Company incurred $2.0 million of debt issuance costs, which are classified in long-term debt on the Consolidated Balance Sheets, that have been deferred and are being amortized over the 5-year term of the Second Amended and Restated Credit Agreement.
Borrowings under the revolving credit facility will be used to fund acquisitions and other investments permitted under the Second Amended and Restated Credit Agreement and for ongoing working capital and general business needs. As of December 31, 2025, there were $74.2 million in borrowings outstanding under the revolving credit facility.
The Company is required to pay an annual revolving credit facility fee of 0.1% to 0.3% per annum on the available commitments under the terms of the Second Amended and Restated Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s net leverage ratio. The fee is included within Interest expense, net and other in the Company's Consolidated Statements of Operations.
Amounts borrowed under the Second Amended and Restated Credit Agreement will bear interest from time to time at either Base Rate, Daily Simple SOFR, Term SOFR, Eurocurrency Rate or Daily Simple RFR, in each case, as calculated under and as in effect from time to time under the Second Amended and Restated Credit Agreement, plus the Applicable Margin, as defined in the Second Amended and Restated Credit Agreement. The Applicable Margin is determined based on the Company’s net leverage ratio, and ranges (i) from 0.00% to 0.75% per annum for amounts borrowed under the Term Loan Facility that bear interest at Base Rate, (ii) from 0.75% to 1.75% per annum for amounts borrowed under the Term Loan Facility that bear interest at Eurocurrency Rate, Daily Simple SOFR or Term SOFR, (iii) from 0.00% to 0.50% per annum for amounts borrowed under the Revolving Credit Facility that bear interest at Base Rate, (iv) from 0.6826% to 1.5326% per annum for amounts borrowed under the Revolving Credit Facility that bear interest at Daily Simple RFR (solely to the extent denominated in pound sterling) and (v) from 0.65% to 1.50% per annum for amounts borrowed under the Revolving Credit Facility that bear interest at Daily Simple RFR (other than loans denominated in pound sterling) or Eurocurrency Rate. Loans outstanding under the Second Amended and Restated Credit Agreement may be prepaid at any time without penalty except for customary breakage costs and expenses. Based on current principal payment expectations, the annual interest rate on the outstanding debt will be approximately 1.0% over the life of the debt including the effects of the interest rate swap and other derivatives noted above.
On March 30, 2022, the Company entered into the Amended and Restated Credit Facility (the “Amended and Restated Credit Facility”), which amended and restated the Company’s previous Credit Agreement, dated July 27, 2012. The Amended and Restated Credit Facility provided for a 5-year $600.0 million revolving line of credit, which included a letter of credit-sub-facility up to $50.0 million, and a 5-year term loan facility of $300.0 million. There were no borrowings under the Amended and Restated Credit Facility at December 31, 2025. In addition, the Company’s balance of $1.8 million debt issuance costs that have been deferred, remained classified in long-term debt on the Consolidated Balance Sheets, and are being amortized over the 5-year terms of the Second Amended and Restated Credit Agreement.

As of December 31, 2025, in addition to the Second Amended and Restated Credit Agreement, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, all credit facilities provide the Company with a total of $532.8 million in available revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company has $374.2 million, excluding deferred financing costs, outstanding under the Second Amended and Restated Credit Agreement, which is the estimated fair value as of December 31, 2025. There were $388.1 million outstanding balances under the Amended and Restated Credit Facility as of December 31, 2024.

The following is a schedule, by years, of maturities for the remaining term loan facility as of December 31, 2025:

(in thousands)	5-Year Term Loan
2026	$15,000
2027	15,000
2028	15,000
2029	15,000
2030	240,000
Total loan outstanding	$300,000

The Company complied with its financial covenants under the Second Amended and Related Credit Agreement as of December 31, 2025.

The Company incurs interest costs, which include interest net of the effect of cash flow hedges, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2025, 2024 and 2023, consisted of the following:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Interest costs, including benefits from cash flow and net investment hedges	$(2,981)	$6,349	$7,152
Less: Interest capitalized	(6,029)	(4,078)	(2,666)
Interest expense, including benefits from cash flow and net investment hedges	$(9,010)	$2,271	$4,486

15. Commitments and Contingencies

Purchase Obligations

In addition to the debt and lease obligations described in the footnotes, the Company has certain purchase obligations in the ordinary course of business. These purchase obligations are primarily related to the acquisition, and construction or expansion of facilities and equipment. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. As of December 31, 2025, the Company has steel purchase obligations that are expected to be settled during the year.

Employee Relations

As of December 31, 2025, approximately 19.4% of our employees are represented by labor unions and are covered by collective bargaining agreements in the U.S. The Company has two-facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in June 2027 and September 2028, respectively. In Riverside, California, two union contracts will expire in June 2026 and March 2029, respectively. The Company has one facility located in Enfield, Connecticut, with a collective bargaining agreement covering shipping workers. This union contract will expire in December 2029. France also has two collectively bargained agreements, one under the Convention collective nationale de la métallurgie and the other under Plasturgie. Based on current information and subject to future events and circumstances, the Company believes that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability.

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

16. Income Taxes

The provision for income taxes from operations consisted of the following:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$65,387	$75,783	$89,954
State	21,820	22,418	24,323
Foreign	18,446	17,855	15,824
Deferred	—		—
Federal	15,813	(787)	(6,466)
State	1,999	690	(860)
Foreign	(6,075)	(4,140)	(215)
	$117,390	$111,819	$122,560

Income from operations before income taxes for the years ended December 31, 2025, 2024, and 2023, respectively, consisted of the following:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Domestic	$418,154	$395,777	$427,296
Foreign	44,319	38,266	49,251
	$462,473	$434,043	$476,547

The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the US federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025.

	Year Ended December 31, 2025
(in thousands)	Amount	Percentages
U.S. Federal tax at statutory rate	$97,120	21.0%
State and local income taxes, net of federal effect (1)	18,330	4.0%
Foreign Tax Effects	3,823	0.8%
Effect of cross-border tax laws	(597)	(0.1)%
Tax Credits	(1,399)	(0.3)%
Change in valuation allowance	(6)	0.0%
Nontaxable or Nondeductible items	924	0.2%
Changes in unrecognized tax benefits	(161)	0.0%
Other	(644)	(0.1)%
Effective income tax rate	$117,390	25.4%

(1)State and local taxes in California, Florida, Georgia, Massachusetts, New York, Oregon, and Pennsylvania made up greater than 50% of the tax effect in this category.

A reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate as a percentage of income before income taxes prior to the adoption of ASU 2023-09 is as follows:

	Years Ended December 31,
	2024	2023
Federal tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.1%	3.8%
Change in U.S. tax rate applied to deferred taxes	0.1%	0.6%
Change in valuation allowance	0.5%	—%
True-up of prior year tax returns to tax provision	—%	(0.1)%
Difference between U.S. statutory and foreign local tax rates	0.4%	0.4%
Change in uncertain tax position	—%	(0.6)%
Other	(0.3)%	0.6%
Effective income tax rate	25.8%	25.7%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities as of December 31, 2025, and 2024, respectively, were as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred asset taxes
State tax	$1,349	$1,388
Health claims	1,783	1,910
Inventories	9,426	8,766
Sales incentive and advertising allowances	1,292	1,751
Lease obligations	29,191	23,493
Stock-based compensation	5,371	4,235
Foreign tax credit carryforwards	3,885	3,782
Non-United States tax loss carry forward	9,165	8,128
Acquisition expense	765	1,315
Capitalized research & development expenditures	7,445	11,627
Hedging OCI	10,840	—
Other	5,543	6,282
Total deferred tax assets	86,055	72,677
Less valuation allowances	(14,320)	(12,727)
Total deferred asset taxes	71,735	59,950
Deferred tax liabilities
Depreciation	(38,621)	(26,886)
Goodwill and other intangibles amortization	(102,855)	(96,779)
Right of use assets	(28,717)	(23,075)
Hedging OCI	—	(2,190)
Total deferred tax liabilities	(170,193)	(148,930)
Total deferred tax asset/(liability)	$(98,458)	$(88,980)

As of December 31, 2025, the Company had $51.9 million of net operating loss carryforwards in various foreign taxing jurisdictions. Most of the tax losses can be carried forward indefinitely.

As of December 31, 2025, and 2024, the Company has valuation allowances of $14.3 million and $12.7 million, respectively. The valuation allowances increased by $1.6 million and $2.3 million for the years ended December 31, 2025 and December 31, 2024, respectively. The increase in the 2025 and 2024 valuation allowances was primarily due to the increase in net operating losses in Europe.

As of December 31, 2025, the Company asserts that its accumulated undistributed earnings generated by the Company’s foreign subsidiaries are permanently reinvested and as such, has not recognized a US deferred tax liability on its investment in foreign subsidiaries. The Company will continue to assess its permanent reinvestment assertion on a quarterly basis.

Income taxes paid, net of refunds, during the periods presented were as follows (in thousands):

2025
Federal	$75,400
California	7,249
Other States	12,146
France	5,664
Other Foreign	12,136
Total income taxes paid, net of refunds	$112,595

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2025, 2024 and 2023, respectively, were as follows, including foreign translation amounts:

Reconciliation of Unrecognized Tax Benefits (in thousands)	2025	2024	2023
Balance as of January 1	$4,667	$4,641	$7,232
Additions based on tax positions related to prior years	458	585	39
Reductions based on tax positions related to prior years	—	(49)	(103)
Additions for tax positions of the current year	657	647	463
Lapse of statute of limitations	(1,272)	(1,157)	(2,990)
Balance as of December 31	$4,510	$4,667	$4,641

During 2025, the Company’s uncertain tax positions decreased by $1.3 million, primarily due to positions for open years assumed in a prior acquisition. Tax positions of $1.1 million, $1.5 million, and $2.0 million are included in the balance of unrecognized tax benefits as of December 31, 2025, 2024, and 2023, respectively, which if recognized, would reduce our effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in accordance with the Company’s accounting policy. The Company accrued $1.9 million, $1.4 million and $0.7 million as of December 31, 2025, 2024 and 2023, respectively for the potential payment of interest and penalties before income tax benefits.

As of December 31, 2025, the Company is subject to federal income tax examinations in the U.S. for the tax years 2022 through 2025. In addition, tax years 2020 through 2025 remain open in various states, local and foreign jurisdictions.

On August 16, 2022, the IRA was signed into the law. The provisions included a new CAMT, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, all effective for tax year 2023 and onwards. The Company is not subject to the provisions of CAMT and does not expect the impact of the remaining provisions to be material.

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

17. Retirement Plans

The Company has seven defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. The Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan (the “Plan”) covers non-union U.S. employees and provides for quarterly safe harbor contributions, limited to 3.0% of the employees' quarterly eligible compensation and for annual discretionary contributions, subject to certain limitations. The discretionary amounts for 2025, 2024 and 2023 were equal to 7.0% of qualifying salaries or wages of the covered employees. The same plan also has a carve out for employees collectively bargained under Teamsters Local No. 671 whereby the plan provides quarterly safe harbor contributions, limited to 3.0% of the employees' quarterly eligible compensation only. The Company has the Simpson Manufacturing Co., Inc. SMW Supplemental 401(k) Plan where it makes periodic contributions to this plan in accordance with the collective bargaining agreement. For 2025, the Company contributed 1.0% of the covered employees’ qualifying salaries and wages. The other five defined contribution plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3.0% to 15.0% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2025, 2024 and 2023, was $31.3 million, $29.7 million, and $26.8 million, respectively.

We participate in various multiemployer benefit plans that cover some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant. If we withdraw from participation in any of these plans, the applicable law will require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. As of December 31, 2025, we believe that there was no probable withdrawal liability under the multiemployer benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.

Our total contribution to various industry-wide, union-sponsored pension funds and a statutorily required pension fund for employees in the U.S. and Europe were $6.3 million, $6.1 million and $5.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

18. Related Party Transactions

The Company identified certain related party transactions for the years ended December 31, 2025 and 2024. The total expenses were not material to the Company, and the majority of the expenses were recorded within general and administrative expenses on our Consolidated Statement of Operations during the years ended December 31, 2025 and 2024.

19. Segment Information

The Company is organized into three reporting segments defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The financial information of these segments is available and utilized by the Chief Executive Officer, the Company’s CODM, to assess the segments’ performance. The primary measurements used to measure the financial performance of the segments are revenue, gross margins, and operating margins to decide whether to reinvest the profits, make acquisitions, pay down debt or borrow, or to return capital to stockholders via dividends and share repurchases.

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

The following table presents financial information of each segment that is used by the CODM to assess the performance of segments for periods ended December 31, 2025, 2024 and 2023, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2025
Net sales	$1,813,856	$499,559	$19,393	$—	$2,332,808
Wood Products	1,555,515	396,229	15,997	—	1,967,741
Concrete Products	254,061	103,329	3,223	—	360,613
Cost of sales	928,828	320,626	12,944	805	1,263,203
Gross profit	885,028	178,933	6,449	(805)	1,069,605
Research and development, and other engineering expenses	72,063	9,573	847	—	82,483
Selling expenses	167,899	51,252	3,657	—	222,808
General and administrative expenses	200,656	73,483	1,558	45,989	321,686
Sales to other segments *	3,763	6,406	30,904	—	41,073
Income from operations	448,807	43,862	595	(35,199)	458,065
Depreciation and amortization	52,969	32,801	2,166	2,015	89,951
Significant non-cash charges	14,341	2,119	459	5,972	22,891
Provision for income taxes	104,475	8,630	1,154	3,131	117,390
Business acquisitions, net of cash acquired; capital expenditures; asset acquisitions; and equity investments	140,106	13,036	1,356	10,167	164,665
Total assets	$2,390,907	$802,054	$48,333	$(167,668)	$3,073,626

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2024
Net sales	$1,735,879	$479,055	$17,205	$—	$2,232,139
Wood Products	1,499,889	384,494	15,141	—	1,899,524
Concrete Products	233,936	94,561	2,060	—	330,557
Cost of sales	887,338	310,073	11,407	(567)	1,208,251
Gross profit	848,541	168,982	5,798	567	1,023,888
Research and development, and other engineering expenses	72,586	8,514	816	—	81,916
Selling expenses	159,077	51,005	3,450	—	213,532
General and administrative expenses	177,525	72,181	1,851	41,542	293,099
Sales to other segments *	3,263	4,764	33,407	—	41,434
Income from operations	439,567	33,806	(294)	(43,104)	429,975
Depreciation and amortization	49,139	31,747	2,630	1,883	85,399
Significant non-cash charges	12,895	1,607	275	4,245	19,022
Provision for income taxes	98,960	9,332	1,271	2,256	111,819
Business acquisitions, net of cash acquired; capital expenditures; asset acquisitions; and equity investments	243,728	13,863	3,280	273	261,144
Total assets	$2,062,552	$687,955	$48,769	$(63,108)	$2,736,168

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2023
Net sales	$1,716,422	$480,756	$16,625	$—	$2,213,803
Wood Products	1,491,848	385,134	14,467	—	1,891,449
Concrete Products	222,720	95,621	2,159	—	320,500
Cost of sales	856,019	303,708	10,946	1,530	1,172,203
Gross profit	860,403	177,048	5,679	(1,530)	1,041,600
Research and development, and other engineering expenses	78,335	7,523	105	—	85,963
Selling expenses	150,616	50,553	2,811	—	203,980
General and administrative expenses	158,290	68,578	2,229	43,055	272,152
Sales to other segments *	4,718	5,900	29,040	—	39,658
Income from operations	473,229	45,998	535	(44,613)	475,149
Depreciation and amortization	40,883	29,668	2,226	1,930	74,707
Significant non-cash charges	13,344	2,379	515	7,658	23,896
Provision for income taxes	109,722	11,435	1,313	90	122,560
Business acquisitions, net of cash acquired; capital expenditures; asset acquisitions; and equity investments	92,725	21,975	6,402	(7,605)	113,497
Total assets	$1,745,341	$716,396	$38,719	$204,268	$2,704,724
 * Sales to other segments are eliminated upon consolidation.

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and therefore is in the total assets of “Administrative & All Other.” Cash and cash equivalent balances in “Administrative & All Other” were $225.3 million, $126.1 million and $386.6 million as of December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had $152.1 million, or 39.6%, of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

The significant non-cash charges comprise compensation related to equity awards under the Company’s stock-based incentive plans, the Company’s employee stock bonus plan, and the Company's non-qualified deferred compensation plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income (expense), net and other, and foreign exchange gain (loss). Interest income (expense) is primarily attributed to “Administrative & All Other.”

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2025, 2024 and 2023, respectively:

	2025		2024		2023
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$1,713,833	$505,223	$1,640,669	$439,326	$1,630,359	$305,564
France	185,861	64,126	225,336	54,807	223,562	62,547
Canada	95,467	2,527	90,220	2,799	81,404	2,722
Italy	52,512	28,159	56,042	24,869	62,428	25,245
Germany	50,785	13,893	48,134	12,273	45,319	12,077
Poland	53,441	12,437	45,528	11,452	39,978	10,836
United Kingdom	26,021	2,371	29,310	2,286	32,058	2,352
Belgium	65,771	2,053	17,549	1,723	18,802	2,297
Sweden	17,130	2,023	13,946	2,192	15,342	2,579
Denmark	19,330	4,133	12,746	4,614	12,318	3,734
Australia	12,813	1,523	12,196	1,181	11,351	800
Norway	8,466	—	8,391	—	9,635	852
Other countries	31,378	17,381	32,072	17,461	31,247	19,487
	$2,332,808	$655,849	$2,232,139	$574,983	$2,213,803	$451,092

Net sales and long-lived assets, excluding intangible assets and goodwill, are attributable to the country where the sales or manufacturing operations are located.

The Company's wood construction products are used in light-frame building applications and include connectors, truss plates, screw fastening systems, fasteners and pre-fabricated lateral-force resisting systems. Its concrete construction products are used in concrete, masonry and steel building applications and include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools, fiber reinforced materials, and other repair products used for protecting and strengthening structures. The following table shows the distribution of the Company’s net sales by product for the years ended December 31, 2025, 2024 and 2023, respectively:

(in thousands)	2025	2024	2023
Wood Construction	$1,967,741	$1,899,524	$1,891,449
Concrete Construction	360,613	330,557	320,500
Other	4,454	2,058	1,854
Total	$2,332,808	$2,232,139	$2,213,803

No customers accounted for more than 10.0% of net sales for the years ended 2025, 2024 and 2023.

20. Subsequent Events

Dividend Declaration

On January 28, 2026, the Board declared a quarterly cash dividend of $0.29 per share of the Company's common stock, estimated to be $12.0 million in total. The record date for the dividend will be April 2, 2026, and will be paid on April 23, 2026.

Treasury Share Retirement

On January 28, 2026, the Board adopted a resolution to retire 699,995 shares of the Company's common stock previously held in treasury.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2025, 2024 and 2023

		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2025
Allowance for doubtful accounts	$2,998	$1,609	$539	$—	$4,068
Allowance for sales discounts	7,186	—	1,635	—	5,551
Allowance for deferred tax assets	12,727	1,882	—	290	14,319
Year to date December 31, 2024
Allowance for doubtful accounts	3,881	115	998	—	2,998
Allowance for sales discounts	8,181	—	995	—	7,186
Allowance for deferred tax assets	10,430	2,595	—	298	12,727
Year to date December 31, 2023
Allowance for doubtful accounts	3,240	730	89	—	3,881
Allowance for sales discounts	8,769	—	588	—	8,181
Allowance for deferred tax assets	$11,179	$955	$—	$1,704	$10,430

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the CEO and the CFO, does not, however, expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all fraud and material errors. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs. The inherent limitations in internal control over financial reporting include the realities that judgments can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of internal control is also based in part on assumptions about the likelihood of future events, and there can be only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential events and conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Grant Thornton LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report included in the Company’s Consolidated Financial Statements.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The other information required by this Item will be contained in the Company’s proxy statement for the 2026 Annual Meeting of Stockholders to be held on Wednesday, May 6, 2026, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2025, which information is incorporated herein by reference.

Insider Trading Policies and Procedures

We have adopted an insider trading policy (the “Insider Trading Policy”) which applies to all employees and prohibits trading in the Company's and its affiliates' securities by persons associated with the Company that may possess material nonpublic information relating to the Company and affiliates. The Company’s Insider Trading Policy is incorporated by reference to Exhibit 19.1 of its Annual Report on Form 10-K dated March 3, 2025.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s proxy statement for the 2026 Annual Meeting of Stockholders to be held on Wednesday, May 6, 2026, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2025, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s proxy statement for the 2026 Annual Meeting of Stockholders to be held on Wednesday, May 6, 2026, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2025, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s proxy statement for the 2026 Annual Meeting of Stockholders to be held on Wednesday, May 6, 2026, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2025, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s proxy statement for the 2026 Annual Meeting of Stockholders to be held on Wednesday, May 6, 2026, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2025, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2025, and 2024

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2025, is filed as part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts-Years ended December 31, 2025, 2024 and 2023.

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

4.1    Description of Securities Registered under Section 12 of the Exchange Act is incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

10.3    Second Amended and Restated Credit Agreement among the Company, the subsidiaries of the Company party thereto as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties party thereto is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 22, 2025.

10.4*    Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through March 17, 2017 is incorporated by reference to Exhibit 10.5 of its Annual Report on Form 10-K dated February 28, 2024.
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

10.8*    Simpson Manufacturing Co., Inc. Non-qualified Plan is incorporated by reference to Exhibit 4.3 of the Company's Form S-8 filed on May 8, 2023.
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

10.12*Form of Simpson Manufacturing Co., Inc. 2026 Performance Based Restricted Stock Unit Agreement is filed herewith.
* Management contract or compensatory plan or arrangement.

10.13*Form of Simpson Manufacturing Co., Inc. 2026 Time Based Restricted Stock Unit Agreement is filed herewith.
* Management contract or compensatory plan or arrangement.

19.1    Insider Trading Policy of Simpson Manufacturing Co., Inc., effective as of February 20, 2025, is incorporated by reference to Exhibit 19.1 of its Annual Report on Form 10-K dated March 3, 2025.

21    List of Subsidiaries of the Registrant is filed herewith.

23    Consent of Grant Thornton LLP is filed herewith.

31.1    Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

31.2    Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

32.    Section 1350 Certifications are furnished herewith.

97    Compensation Recovery Policy of Simpson Manufacturing Co., Inc., effective as of July 28, 2023, is incorporated by reference to Exhibit 97 of its Annual Report on Form 10-K dated February 28, 2024.

101    Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2025, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Earnings and Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104    Cover Page Interactive Data File (embedded within the Inline XBRL document).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2026		Simpson Manufacturing Co., Inc.
(Registrant)
		By	/s/Matt Dunn
Matt Dunn
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Mike Olosky	Chief Executive Officer and Director	February 27, 2026
(Mike Olosky)	(principal executive officer)

Chief Financial Officer:

/s/Matt Dunn	Chief Financial Officer and Treasurer	February 27, 2026
(Matt Dunn)	(principal accounting and financial officer)

Directors:

/s/Philip E. Donaldson	Chairman of the Board and Director	February 27, 2026
(Philip E. Donaldson)

/s/James S. Andrasick	Director	February 27, 2026
(James S. Andrasick)

/s/Chau Banks	Director	February 27, 2026
(Chau Banks)

/s/Felica Coney	Director	February 27, 2026
(Felica Coney)

/s/Angela Drake	Director	February 27, 2026
(Angela Drake)

/s/Celeste Volz Ford	Director	February 27, 2026
(Celeste Volz Ford)

/s/Kenneth Knight	Director	February 27, 2026
(Kenneth Knight)