Form 10-Q
period 2026-03-31
Simpson Manufacturing Co., Inc.
filed 2026-05-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2026 was 41,138,325.

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2026	2025	2025
ASSETS
Current assets
Cash and cash equivalents	$341,005	$150,290	$384,138
Trade accounts receivable, net	400,082	373,198	302,688
Inventories	548,978	618,784	594,192
Other current assets	65,424	61,973	71,485
Total current assets	1,355,489	1,204,245	1,352,503

Property, plant and equipment, net	621,137	568,503	627,854
Operating lease right-of-use assets	112,033	101,701	115,060
Goodwill	548,283	527,621	558,521
Intangible assets, net	373,468	381,079	387,729
Other noncurrent assets	32,997	39,807	31,959
Total assets	$3,043,407	$2,822,956	$3,073,626
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$105,743	$118,019	$91,467
Accrued liabilities and other current liabilities	277,787	239,511	275,328
Long-term debt, current portion	15,000	22,500	15,000
Total current liabilities	398,530	380,030	381,795
Operating lease liabilities, net of current portion	92,951	82,913	96,819
Long-term debt, net of current portion and issuance costs	351,949	357,278	355,509
Deferred income tax	104,233	90,346	99,792
Other long-term liabilities	30,710	41,871	104,234
Total liabilities	978,373	952,438	1,038,149
Commitments and contingencies (see Note 12)
Non-qualified deferred compensation plan share awards	6,302	8,804	5,715
Stockholders’ equity
Common stock, at par value	413	419	419
Additional paid-in capital	327,698	311,215	324,846
Retained earnings	1,798,740	1,611,095	1,843,289
Common stock held in non-qualified deferred compensation plan ("DCP")	(724)	(1,284)	(3,154)
Treasury stock	(50,313)	(25,105)	(121,035)
Accumulated other comprehensive loss	(17,082)	(34,626)	(14,603)
Total stockholders’ equity	2,058,732	1,861,714	2,029,762
Total liabilities, mezzanine equity, and stockholders’ equity	$3,043,407	$2,822,956	$3,073,626

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$587,964	$538,895
Cost of sales	322,073	288,329
Gross profit	265,891	250,566
Operating expenses:
Research and development and other engineering expense	18,631	19,839
Selling expense	54,463	54,164
General and administrative expense	77,562	74,192
Total operating expenses	150,656	148,195
Acquisition and integration related costs	565	127
Net loss (gain) on disposal of assets	53	(75)
Income from operations	114,617	102,319
Interest income, net and other finance costs	4,433	1,103
Other & foreign exchange gain (loss), net	(2,752)	1,058
Income before taxes	116,298	104,480
Provision for income taxes	28,082	26,596
Net income	$88,216	$77,884
Other comprehensive income
Translation adjustments and other, net of tax	(14,483)	17,836
Unamortized pension adjustments, net of tax	(149)	420
Cash flow hedge adjustment, net of tax	12,153	(6,109)
Comprehensive net income	$85,737	$90,031
Net income per common share:
Basic	$2.14	$1.86
Diluted	$2.13	$1.85
Weighted-average number of shares outstanding
Basic	41,228	41,846
Diluted	41,366	42,010
Cash dividends declared per common share	$0.29	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended March 31, 2026 and 2025

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at December 31, 2025	41,255	$419	$324,846	$1,843,289	$(14,603)	$(3,154)	$(121,035)	$2,029,762
Net income	—	—	—	88,216	—	—	—	88,216
Translation adjustment and other, net of tax	—	—	—	—	(14,483)	—		(14,483)
Pension adjustment, net of tax	—	—	—	—	(149)	—		(149)
Cash flow hedges, net of tax	—	—	—	—	12,153	—		12,153
Stock-based compensation expense and deferred compensation plan ("DCP") expense	—	—	8,257	—	—	—	—	8,257
Common stock held in DCP	(36)	—	(2,178)	—	—	2,178	—	—
Distribution/ diversification of common stock held in DCP	1	—	—		—	252	—	252
Change in redemption value of stock awards in DCP	—	—		193	—	—	—	193
Shares issued from release of Restricted Stock Units	101	1	(6,276)	—	—	—	—	(6,275)
Repurchase of common stock, including excise tax	(269)	—	—	—	—	—	(50,313)	(50,313)
Retirement of common stock	—	(7)	—	(121,028)	—	—	121,035	—
Cash dividends declared on common stock, $0.29 per share	—	—	—	(11,930)	—	—	—	(11,930)
Common stock issued at $161.47 per share for stock bonus	19	—	3,049	—	—	—	—	3,049
Balance at March 31, 2026	41,071	$413	$327,698	$1,798,740	$(17,082)	$(724)	$(50,313)	$2,058,732

Balance at December 31, 2024	41,878	$424	$307,197	$1,646,568	$(46,773)	$(1,297)	$(100,771)	$1,805,348
Net income	—	—	—	77,884	—	—	—	77,884
Translation adjustment and other, net of tax	—	—	—	—	17,836	—	—	17,836
Pension adjustment, net of tax	—	—	—	—	420	—	—	420
Cash flow hedges, net of tax	—	—	—	—	(6,109)	—	—	(6,109)
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	4,981	—	—	—	—	4,981
Common stock held in DCP	(15)	—	87	—	—	(87)	—	—
Distribution/ diversification of common stock held in DCP	1	—	—	—	—	100	—	100
Change in redemption value of share awards in DCP	—	—	—	(833)	—	—	—	(833)
Shares issued from release of Restricted Stock Units	64	1	(4,576)	—	—	—	—	(4,575)
Repurchase of common stock, including excise tax	(147)	—	—	—	—	—	(25,105)	(25,105)
Retirement of common stock	—	(6)	—	(100,765)	—	—	100,771	—
Cash dividends declared on common stock, $0.28 per share	—	—	—	(11,759)	—	—	—	(11,759)
Common stock issued at $165.83 per share for stock bonus	21	—	3,526	—	—	—	—	3,526
Balance at March 31, 2025	41,802	$419	$311,215	$1,611,095	$(34,626)	$(1,284)	$(25,105)	$1,861,714
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$88,216	$77,884
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of assets	53	(76)
Depreciation and amortization	25,742	19,193
Noncash lease expense	4,909	4,247
Loss in equity method investment, before tax	946	141
Deferred income taxes	2,623	(1,256)
Noncash compensation related to stock plans and other changes in the fair value of DCP	5,063	6,598
Provision for credit losses	(1,085)	254
Deferred hedge gain	(2,703)	(897)
Changes in operating assets and liabilities
Trade accounts receivable	(98,824)	(85,384)
Inventories	39,976	(18,484)
Trade accounts payable	17,509	18,224
Other current assets	(1,684)	(4,807)
Accrued liabilities and other current liabilities	(37,514)	(5,100)
Other noncurrent assets and liabilities	(7,680)	(2,974)
Net cash provided by operating activities	35,547	7,563
Cash flows from investing activities
Capital expenditures	(17,632)	(50,165)
Purchases of equity investments	(1,819)	(187)
Proceeds from sale of property and equipment	402	250
Net cash used in investing activities	(19,049)	(50,102)
Cash flows from financing activities
Repurchase of common stock	(50,000)	(25,000)
Issuance of common stock	3,050	3,526
Proceeds from line of credits	—	1,768
Repayments of line of credit and term loan	(3,750)	(6,815)
Dividends paid	(11,977)	(11,735)
Cash paid on behalf of employees for shares withheld	(6,275)	(4,576)
Net cash used in financing activities	(68,952)	(42,832)
Effect of exchange rate changes on cash and cash equivalents	9,321	(3,710)
Net decrease in cash and cash equivalents	(43,133)	(89,081)
Cash and cash equivalents at beginning of period	384,138	239,371
Cash and cash equivalents at end of period	$341,005	$150,290
Noncash activity during the period
Noncash capital expenditures	$1,957	$9,081
Dividends declared but not paid	—	11,758
Issuance of Company’s common stock for compensation	3,050	3,526
The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). Investments in 50% or less owned entities are accounted for using either the cost or the equity method. All significant intercompany transactions have been eliminated. Certain amounts in the Condensed Consolidated Financial Statements of the prior year have been reclassified to conform to the fiscal 2026 presentation. For the three months ended March 31, 2026, the Company also reclassified certain engineering costs related to the Company's digital efforts from research and development and engineering expense as well as selling expense to general and administrative expense. These reclassifications had no impact on the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Earnings and Comprehensive Income, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flow.

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

Interim Reporting Period

The accompanying unaudited quarterly Condensed Consolidated Financial Statements have been prepared in accordance with GAAP pursuant to the rules and regulations for reporting interim financial information and instructions on Form 10-Q. Accordingly, certain information and footnotes required by GAAP have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”).

The unaudited quarterly Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein in accordance with GAAP. The year-end Condensed Consolidated Balance Sheet data provided herein were derived from audited consolidated financial statements included in the 2025 Form 10-K, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any future periods.

Cash and Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents.

Current Estimated Credit Loss - Allowance for doubtful accounts

The Company maintains an allowance for credit losses for estimated future expected credit losses resulting from customers' failure to make payments on its accounts receivable. The Company determines the estimate of the allowance for doubtful accounts receivable by considering several factors, including (1) specific information on the financial condition and the current creditworthiness of customers, (2) credit rating, (3) payment history and historical experience, (4) aging of the accounts receivable, and (5) reasonable and supportable forecasts about collectability. The Company also reserves 100% of the amounts deemed uncollectible due to a customer's deteriorating financial condition or bankruptcy. Every quarter, the Company evaluates the customer group using the accounts receivable aging report and its best judgment when considering changes in customers'

credit ratings, level of delinquency, customers' historical payments and loss experience, current market and economic conditions, and expectations of future market and economic conditions.

The changes in the allowance for doubtful accounts receivable for the three months ended March 31, 2026 are outlined in the table below:

	December 31, 2025	Expense (Deductions), net	Write-Offs[1]	March 31, 2026
Allowance for credit losses	$4,068	1,084	(244)	$4,908
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

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of March 31, 2026 and 2025:

	2026			2025
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$37,463	$—	$—	$21,901	$—	$—
Derivative instruments - assets (3)	—	6,047	—	—	22,936	—
Investment in deferred compensation plan (4)	—	2,767	—	1,065	—	—
Liabilities
Term loan (2)	—	296,250	—	—	382,500	—
Revolver (2)		74,247	—	—	—	—
Derivative instruments - liabilities (3)	—	49,102	—	—	20,910	—
Deferred compensation plan liabilities (4)	—	1,175	—	2,897	—	—
Contingent considerations	—	—	5,400	—	—	5,400
(1) The carrying amounts of cash equivalents, representing money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of March 31, 2026 and 2025 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of March 31, 2026 based upon their terms and conditions in comparison to debt instruments with similar terms and conditions available on the same date.
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

Deferred Compensation Plan

The Company established a non-qualified deferred compensation plan (“DCP” or “the Plan”) in April 2023 for eligible employees and members of the Company's Board of Directors (the “Board”). The Plan provides eligible participants the opportunity to defer and invest a specified percentage of their compensation, including the Company stock awards upon vesting. The Plan is a non-qualified plan that is informally funded by assets in a rabbi trust, which restricts the Company's use and access to the assets held but is subject to the claims of the Company's creditors in the event that the Company becomes insolvent. The amount of compensation to be deferred by participants are based on their own elections and are adjusted for any investment changes that the participants direct. This plan does not provide for employer contributions.

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

In July 2025, the FASB issued ASU 2025-05 that provides a practical expedient in developing forecasts as part of estimating expected credit losses. The amendment permits the Company to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual and interim periods beginning after December 15, 2025. The Company adopted the ASU and it had no impact on the Company's consolidated financial statements.

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

Wood Construction Products Revenue. Wood construction products represented approximately 84.6% and 85.3% of total net sales for the three months ended March 31, 2026 and 2025, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 15.2% and 14.4% of total net sales for the three months ended March 31, 2026 and 2025, respectively.

Customer acceptance criteria. Generally, there are no customer acceptance criteria included in the standard sales agreement with customers. When an arrangement with the customer does not meet the criteria to be accounted for as a revenue contract under the standard, the Company recognizes revenue in the amount of nonrefundable consideration received when the Company has transferred control of the goods or services and has stopped transferring (and has no obligation to transfer)

additional goods or services. The Company offers certain customers discounts for paying invoices ahead of the due date, which are generally 30 to 60 days after the issue date.

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

Contract liabilities consist of billings in excess of costs and earnings and other deferred revenue on cancellable contracts. The time period between when consideration was received to when performance obligations are complete may not be significant. As of March 31, 2026 and 2025, the Company's contract liability was $2.0 million and $7.2 million, respectively. The Company recognized revenue of $2.5 million and $3.0 million from the contract liability during the three months ended March 31, 2026 and 2025, respectively. The Company had no material contract assets from contract with customers.

3.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net income available to common stockholders	$88,216	$77,884

Basic weighted-average shares outstanding	41,228	41,846
Dilutive effect of potential common stock equivalents	138	164
Diluted weighted-average shares outstanding	41,366	42,010
Net earnings per common share:
Basic	$2.14	$1.86
Diluted	$2.13	$1.85

4.    Stock-Based Compensation

The Company currently maintains the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”) as its only equity incentive plan. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate may be issued, including shares already issued pursuant to prior awards granted under the 2011 Plan. Shares of the Company's common stock underlying awards to be issued pursuant to the 2011 Plan are registered under the Securities Act of 1933, as amended. Under the 2011 Plan, the Company may grant restricted stock and restricted stock units. The Company currently intends to award only performance-based stock units ("PSUs") and/or time-based restricted stock units ("RSUs").

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $6.5 million and $6.5 million for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company granted an aggregate of 116,575 RSUs and PSUs to the Company's employees, including officers at an estimated weighted-average fair value of $179.58 per share based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based, or time and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

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

As of March 31, 2026, the Company's aggregate unamortized stock compensation expense was approximately $42.0 million which is expected to be recognized in expense over a weighted-average period of 2.6 years.

5.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of March 31,		As of December 31,
(in thousands)	2026	2025	2025
Trade accounts receivable	$410,015	$381,725	$310,209
Allowance for doubtful accounts	(4,908)	(3,179)	(4,068)
Allowance for sales discounts and returns	(5,025)	(5,348)	(3,453)
	$400,082	$373,198	$302,688

6.    Inventories

The components of inventories are as follows:

	As of March 31,		As of December 31,
(in thousands)	2026	2025	2025
Raw materials	$167,008	$206,466	$193,929
In-process products	58,271	60,059	57,410
Finished products	323,699	352,259	342,853
	$548,978	$618,784	$594,192

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

As of March 31, 2026, the aggregate notional amounts of the Company's outstanding interest rate contracts, cross currency swap contracts, EUR forward contract, and net investment hedge were $360.0 million, $377.4 million, $321.7 million, and $557.2 million, respectively.

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

The effects of cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, were as follows:

	2026			2025
(in thousands)	Cost of sales	Interest income, net and other finance costs	Other & foreign exchange loss, net	Cost of sales	Interest income, net and other finance costs	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$322,073	$4,433	$(2,752)	$288,329	$1,103	$1,058
The effects of cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain (loss) reclassified from OCI to earnings	—	1,262	—	1,965	—	—
Cross currency swap contract
Amount of gain (loss) reclassified from OCI to earnings	—	551	11,314	1,127	—	(15,844)
Forward contract
Amount of gain reclassified from OCI to earnings	—	—	—	—	—	—

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, 2026 and 2025 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2026	2025		2026	2025
Interest rate contracts	$1,463	$(1,787)	Interest expense	$1,262	$1,965
Cross currency contracts	9,140	(13,789)	Interest expense	551	1,127
Forward contracts	—	—	FX gain (loss)	11,314	(15,844)
Total	$10,603	$(15,576)		$13,127	$(12,752)

For the three months ending March 31, 2026 and 2025, net investment hedge gain of $21.9 million and loss of $4.1 million were included in OCI, respectively. For the three months ending March 31, 2026 and 2025, excluded gain of $3.0 million and $1.2 million were reclassified from OCI to interest expense, respectively.

As of March 31, 2026, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheet were comprised of an asset of $6.0 million, of which $5.6 million is included in other current assets, and the balance of $0.4 million as other non-current assets, and of a liability of $49.1 million, of which $38.9 million is included in other current liabilities, the balance of $10.2 million included in the Other long-term liabilities of the condensed consolidated balance sheets.

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of March 31,		As of December 31,
(in thousands)	2026	2025	2025
Land	$60,974	$59,512	$61,552
Buildings and site improvements	364,108	249,000	363,959
Leasehold improvements	16,700	13,487	12,465
Machinery and equipment	708,987	581,423	678,885
	1,150,769	903,422	1,116,861
Less: accumulated depreciation and amortization	(589,955)	(531,393)	(577,223)
	560,814	372,029	539,638
Capital projects in progress	60,323	196,474	88,216
Total	$621,137	$568,503	$627,854

Assets held-for sale

In January 2025, the Company made the decision to sell its vacant land that is part of the Company’s North America segment. The Company determined that the long-lived asset meets the criteria to be classified as held for sale in its financial statements and expected to be sold during 2026. The Company presented the asset's carrying value of approximately $2.4 million in Other current assets of the condensed consolidated balance sheets.

Asset sale

In July 2025, the Company sold its existing facility in Gallatin, Tennessee that is part of the Company's Administrative and All Other segment for approximately $19.0 million in net proceeds after closing costs and sale price adjustments, which resulted in approximately $12.9 million of gain on disposal of fixed assets. The Company recognized the gain as income from operations with the Condensed Consolidated Statements of Earnings and Comprehensive Income. To provide a temporary transition until the Company relocates to the new facility, the Company leased back the sold facility from the buyer for approximately five months. The Company treated the leaseback transaction as a short-term lease and will recognize the rent expense on the straight-line basis over the lease term.

9.    Goodwill and Intangible Assets, net

Goodwill consisted of the following:

	As of March 31,		As of December 31,
(in thousands)	2026	2025	2025
North America	$130,917	$134,155	$130,961
Europe	416,060	392,273	426,283
Asia/Pacific	1,306	1,193	1,277
Total	$548,283	$527,621	$558,521

Amortizable intangible assets were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance as of December 31, 2024	$53,472	$(8,322)	$45,150
Amortization	—	(675)	(675)
Foreign exchange	285	—	285
Balance as of March 31, 2025	53,757	(8,997)	44,760
Disposals	(3,684)	—	(3,684)
Reclassification	95	—	95
Amortization	—	(2,892)	(2,892)
Foreign exchange	5,287	—	5,287
Balance as of December 31, 2025	55,455	(11,889)	43,566
Amortization	—	(954)	(954)
Foreign exchange	(198)	—	(198)
Balance as of March 31, 2026	$55,257	$(12,843)	$42,414

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance as of December 31, 2024	$22,459	$(21,270)	$1,189
Amortization	—	(171)	(171)
Foreign exchange	(490)	—	(490)
Balance as of March 31, 2025	21,969	(21,441)	528
Acquisitions	1,875	—	1,875
Amortization	—	(555)	(555)
Reclassification	(45)	45	—
Foreign exchange	608	—	608
Balance as of December 31, 2025	24,407	(21,951)	2,456
Amortization	—	(153)	(153)
Foreign exchange	173	—	173
Balance as of March 31, 2026	$24,580	$(22,104)	$2,476

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other
Balance as of December 31, 2024	$40,567	$(18,717)	$21,850
Amortization	—	(1,219)	(1,219)
Foreign exchange	1,036	—	1,036
Balance as of March 31, 2025	41,603	(19,936)	21,667
Amortization	—	(2,747)	(2,747)
Reclassification	1,688	(291)	1,397
Foreign exchange	(970)	—	(970)
Balance as of December 31, 2025	42,321	(22,974)	19,347
Acquisitions	—	903	903
Amortization	—	(909)	(909)
Foreign exchange	(243)	—	(243)
Balance as of March 31, 2026	$42,078	$(22,980)	$19,098

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance as of December 31, 2024	$264,985	$(63,761)	$201,224
Amortization	—	(4,346)	(4,346)
Foreign exchange	11,500	—	11,500
Balance as of March 31, 2025	276,485	(68,107)	208,378
Amortization	—	(14,056)	(14,056)
Reclassification	(951)	—	(951)
Foreign exchange	13,587	—	13,587
Balance as of December 31, 2025	289,121	(82,163)	206,958
Amortization	—	(5,023)	(5,023)
Reclassifications	—	(434)	(434)
Foreign exchange	(5,353)	—	(5,353)
Balance as of March 31, 2026	$283,768	$(87,620)	$196,148

Definite-lived and indefinite-lived intangible assets, net, by segment were as follows:

	As of March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$117,890	$(47,595)	$70,295
Europe	396,453	(97,331)	299,122
Asia/Pacific	5,151	(1,100)	4,051
Total	$519,494	$(146,026)	$373,468

	As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$116,930	$(40,839)	$76,091
Europe	378,951	(77,172)	301,779
Asia/Pacific	3,936	(727)	3,209
Total	$499,817	$(118,738)	$381,079

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$117,890	$(45,807)	$72,083
Europe	404,674	(92,192)	312,482
Asia/Pacific	4,152	(988)	3,164
Total	$526,716	$(138,987)	$387,729

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $7.0 million and $6.4 million for the three months ended March 31, 2026 and 2025, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 6.1 years.

Indefinite-lived intangible assets are primarily trade names, which totaled $113.3 million, $105.7 million, and $115.4 million as of March 31, 2026, and 2025 and December 31, 2025, respectively.

At March 31, 2026, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining nine months of 2026	$20,858
2027	25,676
2028	25,534
2029	24,638
2030	23,515
2031	22,696
Thereafter	117,219
$260,136

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2026, were as follows:

(in thousands)	Goodwill	Intangible Assets
Balance at December 31, 2025	$558,521	$387,729
Amortization	—	(7,039)
Foreign exchange and other	(10,238)	(7,222)
Balance at March 31, 2026	$548,283	$373,468

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

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of March 31, 2026 and 2025 and December 31, 2025, Condensed Consolidated Statements of Earnings and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025:

	Condensed Consolidated Balance Sheets Line Item	March 31,		December 31,
(in thousands)		2026	2025	2025
Operating leases
Assets	Operating lease right-of-use assets	$112,033	$101,701	$115,060
Liabilities
Current	Accrued expenses and other current liabilities	$21,839	$20,791	$20,253
Noncurrent	Operating lease liabilities	92,951	82,913	96,819
Total operating lease liabilities		$114,790	$103,704	$117,072

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended March 31,
(in thousands)		2026	2025
Lease cost	General administrative expenses and cost of sales	$7,055	$6,518

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,307	$6,131
Operating right-of-use assets obtained in exchange for new lease liabilities	993	24,502

The following is a schedule, by years, of maturities of operating lease liabilities as of March 31, 2026:

(in thousands)	Operating Leases
Remaining nine months of 2026	$19,062
2027	24,539
2028	21,692
2029	17,871
2030	14,125
2031	9,654
Thereafter	26,975
Total lease payments	133,918
Less: Present value discount	(19,128)
Total lease liabilities	$114,790

The following table summarizes the Company's lease terms and discount rates as of March 31, 2026 and 2025:

	2026	2025
Weighted-average remaining lease terms (in years)	6.7	6.7
Weighted-average discount rate	5.1%	5.3%

11.    Debt

On December 16, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of March 30, 2022. The Second Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $600 million (the “revolving credit facility”), which includes a letter of credit sub-facility of up to $50 million, and for a 5-year term loan facility of $300 million (the “term loan facility”). As of March 31, 2026, the Company had $370.5 million, excluding deferred financing costs, outstanding under its Second Amended and Restated Credit Agreement. The Company had outstanding balances of $382.5 million, excluding deferred financing costs, under the Amended and Restated Credit Agreement as of March 31, 2025. The Company has $374.2 million, excluding deferred financing costs, outstanding under the Second Amended and Restated Credit Agreement, which is the estimated fair value as of December 31, 2025. For further information on the estimated fair value of debt see Note 1. Basis of Presentation.

The following is a schedule, by years, of maturities for the remaining term loan facility as of March 31, 2026:

(in thousands)	Five-Year Term Loan
Remaining nine months of 2026	$11,250
2027	15,000
2028	15,000
2029	15,000
2030	240,000
Total loan outstanding	$296,250

The maturity of the remaining revolving credit facility of $74.2 million is December 16, 2030.

The Company was in compliance with its financial covenants under the Second Amended and Restated Credit Agreement as of March 31, 2026.
A certain number of the Company's domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders that is in addition to the Second Amended and Restated Credit Agreement. As of March 31, 2026, all of the Company's credit facilities provide a total of $535.1 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

The following table presents financial information of each segment that is used by the CODM to assess the performance of segments for three months ended March 31, 2026 and 2025:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Three months ended March 31, 2026
Net sales	$461,925	$121,047	$4,992	$—	$587,964
Wood Products	393,174	100,127	4,363	—	497,664
Concrete Products	67,632	20,920	575	—	89,127
Cost of sales	241,192	77,101	3,196	584	322,073
Gross profit	220,733	43,946	1,796	(584)	265,891
Research and development, and other engineering expenses	15,912	2,553	166	—	18,631
Selling expenses	39,727	13,773	963	—	54,463
General and administrative expenses	46,789	19,941	468	10,364	77,562
Sales to other segments *	867	175	6,937	—	7,979
Income (loss) from operations	118,310	7,091	243	(11,027)	114,617
Depreciation and amortization	15,614	8,872	441	815	25,742
Significant non-cash charges	4,336	433	173	110	5,052
Provision for income taxes	25,542	1,756	255	529	28,082
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	12,976	2,528	204	3,768	19,476
Total assets	$2,238,220	$797,737	$48,433	$(40,983)	$3,043,407

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Three months ended March 31, 2025
Net sales	$420,699	$113,860	$4,336	$—	$538,895
Wood Products	361,926	93,875	3,641	—	459,442
Concrete Products	57,002	19,985	696	—	77,683
Cost of sales	211,271	73,838	2,611	609	288,329
Gross profit	209,428	40,022	1,725	(609)	250,566
Research and development, and other engineering expenses	17,508	2,132	199	—	19,839
Selling expenses	41,062	12,307	795	—	54,164
General and administrative expenses	46,018	16,277	371	11,526	74,192
Sales to other segments *	739	2,189	8,634	—	11,562
Income (loss) from operations	104,848	9,309	358	(12,196)	102,319
Depreciation and amortization	10,935	7,691	567	—	19,193
Significant non-cash charges	4,829	638	68	942	6,477
Provision for income taxes	23,170	2,942	363	121	26,596
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	43,508	3,108	150	3,399	50,165
Total assets	$2,150,075	$730,238	$48,668	$(106,025)	$2,822,956
*    Sales to other segments are eliminated upon consolidation.

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $210.8 million and $60.8 million as of March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $130.2 million or 38.2% of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential and commercial construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table illustrates the distribution of the Company’s net sales by product group as additional information for the three and three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Wood construction products	$497,664	$459,442
Concrete construction products	89,127	77,683
Other	1,173	1,770
Total	$587,964	$538,895

14.    Subsequent Events

Dividend Declaration

On May 6, 2026, the Board declared a quarterly cash dividend of $0.30 per share of the Company's common stock, payable on July 23, 2026 to stockholders of record on July 2, 2026, and estimated to be $12.3 million in total.

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

“Strong-Tie” and our other trademarks appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include, the effect of military conflicts, tariffs and international trade policies on our business operations, the effects of inflation and labor and supply shortages on our operations, and the operations of our customers, suppliers and business partners, volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; and those factors discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of military conflicts, sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and our ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

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

Since announced in 2021, we have made great progress on our key growth initiatives. Examples include:

•Added approximately $1.0 billion in revenue, with sales growing $100.7 million or 4.5% from fiscal year 2024 compared to fiscal year 2025, and $200.0 million in operating profit.
•Earnings per share grew $0.64 per share to $8.24 per share of 8.4% from fiscal 2024 compared to fiscal year 2025 exceeding sales growth over the sale fiscal periods.
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

As a result, we have further strengthened our market position in connectors with significant gains in both fasteners and anchors. In addition, driven by our high service levels, increasingly diverse portfolio of products and software and commitment to innovation and delivering complete solutions to the markets we serve, we believe we can continue to achieve above market growth in the North America relative to U.S. housing starts in fiscal 2026 and beyond. These actions reflect our Founder, Barclay Simpson’s, nine principles of doing business, particularly our relentless focus and commitment to customers and users.

Tariff and trade policy actions have impacted our results of operations and are expected to continue to do so. We also experienced increased foreign currency exchange rate volatility, which we attribute, in part, to the rapidly changing global trade environment.

We increased prices in the U.S. effective June 2, 2025 on certain wood connectors, fasteners and mechanical anchors, and again effective October 15, 2025 on certain fasteners and mechanical anchors, in response to tariffs. We believe North America net sales could increase in future periods even if demand does not increase. However, increased selling prices are expected to be offset by higher non-material costs including labor, energy, transportation, and building and equipment depreciation (from recent footprint investments, as noted above) incurred over the three years and potentially by future costs increases. In addition, the price increases are expected to partially offset increased costs related to the tariffs affecting a portion of our fastener and anchors sales, but do not offset tariffs announced after December 31, 2025.

Due to a declining housing starts market, we undertook proactive strategic cost savings initiatives during fiscal year 2025 to align our operations with evolving market demand to position the Company for long-term success. These actions included workforce reduction and portfolio management. As a result, we expect these initiatives will generate at least $30.0 million in annualized cost savings with approximately $20.0 million in reduced operating expense.

Non-GAAP Financial Measures

In addition to financial information prepared in accordance with GAAP, we use Adjusted EBITDA, a non-GAAP financial measure in evaluating our ongoing operating performance. We define Adjusted EBITDA as net income (loss) before income taxes, adjusted to exclude depreciation and amortization, integration, acquisition and restructuring costs, non-qualified deferred compensation adjustments, goodwill impairment, gain on bargain purchase, lease termination costs, severance costs related to cost saving initiatives, net loss or gain on disposal of assets, interest income or expense, and foreign exchange and other expense (income). This provides additional insight into the Company’s operating performance in light of the significant levels of growth investment we have made in our operations, the effect depreciation and acquisition as well as integration costs will have on our operating results. We believe this will also provide a better approximation of our cash flows compared to operating income.

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

We are closely monitoring the recent tariff and trade policy actions taken by the U.S. and foreign governments as well as the recent Middle East conflict. As the situation continues to remain fluid due to the rapidly changing global trade environment, we are still evaluating the potential implications of these events on our business. While we are largely domestically sourced, we continue to monitor macroeconomic trends from these events such as the impact of interest rates, disruptions to trade or transportation routes, cyberattack, changing foreign exchange rates, inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs in markets where we and our supplier operate. Additionally, economic pressures on our customers, including the potential of higher inflation, fluctuations in foreign currencies and consumer confidence, driven by economic concerns or price increases as a result of these events, such as those we previously announced, could reduce demand for our products and services negatively affecting our net sales and profitability in the future.

As a result of the tariffs announced by the U.S. presidential administration during 2025 and potential tariff modifications or the imposition of tariffs or export controls by other countries there is significant economic uncertainty. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors beyond our control. We are closely monitoring the potential for the imposition of new or additional U.S. tariffs on imports, as well as potential retaliatory tariffs or other measures other countries may impose on U.S. imports, that may adversely affect the global economy. We are currently uncertain as to the ultimate impact these measures may have given the rapidly changing environment surrounding tariffs and other related political topics; however, if enacted as currently proposed, we expect that the proposed tariffs would primarily impact our North America segment as we procure fasteners and a small number of other products from countries that will be subjected to the these tariffs.

In prior years, our sales were heavily seasonal with operating results varying from quarter to quarter depending on weather conditions that could delay construction starts. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year. Increased tariffs (as noted above), Middle East conflicts, political uncertainty, fluctuating foreign currency rates, mortgage interest rates, and rising costs can also have an effect on our gross and operating profits as well. Due to efforts in diversifying our geographic footprint, product offerings, and changing our path to market in the U.S., sales from our product lines, customer base, and customer purchases are becoming less seasonal. Changes in raw material cost could impact the amount of inventory on-hand, and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset any increases in raw material costs. Changes in labor, freight and warehousing costs, could also negatively impact gross profit depending on timing and amount of sales price can be increased to offset the higher costs.

Business Segment Information

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America net sales increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to price increases that took effect in June 2025 and October 2025, a slight increase in sales volumes and the positive effect of approximately $1.2 million in foreign currency translation. Our wood construction product net sales increased 8.6% for the three months ended March 31, 2026 compared to March 31, 2025. Our concrete construction product net sales increased 18.6% over the same periods.

Operating income increased 12.8% to $118.3 million. The increase was primarily due to higher net sales and lower operating expenses, partially offset by increased cost of goods sold reflecting primarily the impact from tariffs and higher material costs, labor and factory and overhead costs, as a percentage of nets sales. The operating expenses decrease was primarily driven by lower personnel costs, professional fees and variable incentive compensation. Additional incremental investments in the business will be limited until the U.S. housing market shows long-term improvement.

We completed the expansion of our Columbus, Ohio facility in the second quarter of 2025 and the construction of our new Gallatin, Tennessee facility in the fourth quarter of 2025. The cost of both projects was at or below budget. These facilities are expected to improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products. These facilities will help ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service.

Europe net sales increased 6.3% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to the positive effect of approximately $13.2 million in foreign currency translations as well as price increases. partly offset by lower sales volumes as a result of unfavorable weather conditions. Wood construction product net sales increased 6.7% for the three months ended March 31, 2026 compared to March 31, 2025 and concrete construction product net sales, which are mostly project based, increased 4.7% over the same periods. Gross profit increased $3.9 million primarily due to higher net sales as well as gross margins increasing to 36.3% from 35.2% due to a decrease in material costs, partly offset by higher factory and overhead costs, as a percentage of net sales. Operating income decreased $2.2 million while operating margin decreased to 5.9% from 8.2%, partly due to increased operating expenses. Operating expenses were negatively affected by approximately $3.8 million in foreign currency transactions as well as $1.5 million in one-time cost savings initiative costs. In local currency, operating expenses increased by 5% due to one-time cost savings initiative costs. We currently anticipate Europe results for 2026 to benefit from recent price increases and recent cost savings initiatives, including the closing of the fastener manufacturing business in Sweden. We believe in Europe's long term potential given on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions.

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

Results of Operations for the Three Months Ended March 31, 2026, Compared with the Three Months Ended March 31, 2025

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended March 31, 2026, against the results of operations for the three months ended March 31, 2025. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended March 31, 2025 and the three months ended March 31, 2026. In the first quarter of 2026, the Company reclassified certain software amortization costs related to the Company's component manufacturing efforts from general and administrative expense to cost of sales. Additionally, for the year ended December 31, 2025, the Company reclassified certain quality assurance costs from general and administrative expense to cost of sales. The financial results for the three months ended March 31, 2025 have been recast for comparison purposes and to conform to the current period classification, with $1.5 million of costs being reclassified from general and administrative expense to cost of sales. The reclassification did not have any impact on the total income from operations.

First Quarter 2026 Consolidated Financial Highlights

The following table shows the change in the Company's results of operations from the three months ended March 31, 2025 to the three months ended March 31, 2026, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
(in thousands)	March 31, 2025	North America	Europe	Asia/ Pacific	Admin & All Other	March 31, 2026
Net sales	$538,895	$41,226	$7,187	$656	$—	$587,964
Cost of sales	288,329	29,921	3,263	585	(25)	322,073
Gross profit	250,566	11,305	3,924	71	25	265,891
Research and development and other engineering expense	19,839	(1,597)	421	(32)	—	18,631
Selling expense	54,164	(1,335)	1,466	168	—	54,463
General and administrative expense	74,192	771	3,664	96	(1,161)	77,562
Total operating expenses	148,195	(2,161)	5,551	232	(1,161)	150,656
Acquisition and integration related costs	127	—	421	—	17	565
Net gain on disposal of assets	(75)	4	169	(45)	—	53
Income from operations	102,319	13,462	(2,217)	(116)	1,169	114,617
Interest income, net and other	1,103	(197)	(112)	1	3,638	4,433
Other & foreign exchange gain (loss), net	1,058	(609)	(1,212)	(436)	(1,553)	(2,752)
Income before income taxes	104,480	12,656	(3,541)	(551)	3,254	116,298
Provision for income taxes	26,596	2,372	(1,186)	(109)	409	28,082
Net income	$77,884	$10,284	$(2,355)	$(442)	$2,845	$88,216

Net sales increased 9.1% to $588.0 million from $538.9 million. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84.6% and 85.3% of the Company's total sales in the first quarters of 2026 and 2025, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15.2% and 14.4% of the Company's total sales in the first quarters of 2026 and 2025, respectively.

Gross profit increased 6.1% to $265.9 million from $250.6 million primarily due to higher net sales while gross margins decreased to 45.2% from 46.5%. From a product perspective, gross margin slightly decreased to 46.1% from 46.2% for wood construction products and decreased to 40.2% from 49.5% for concrete construction products, respectively.

Selling expense increased 0.6% to $54.5 million from $54.2 million, primarily due to increases of $0.5 million in variable compensation, and $0.5 million in advertising and trade shows costs, which is offset by decreases of $0.5 million in personnel costs and $0.2 million in software related costs, net of amount capitalized.

General and administrative expense increased 4.5% to $77.6 million from $74.2 million, primarily due to increases of $0.4 million in variable compensation, $0.1 million in severance costs, $2.9 million in software related costs, net of amount capitalized, and $1.5 million in depreciation and amortization costs, which is offset by decrease of $1.2 million in personnel costs, and $1.0 million in professional service costs.

Income from operations increased 12.0% to $114.6 million from $102.3 million mostly due to higher gross profits.

Our effective income tax rate decreased to 24.1% from 25.5%.

Consolidated net income was $88.2 million compared to $77.9 million. Diluted earnings per share was $2.13 compared to $1.85.

Adjusted EBITDA 1 of $139.4 million increased 14.1% compared to $122.2 million, primarily due to higher gross profits.

Net sales

The following table shows net sales by segment for the three months ended March 31, 2026 and 2025, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
Three months ended
March 31, 2025	$420,699	$113,860	$4,336	$538,895
March 31, 2026	461,925	121,047	4,992	587,964
Increase	$41,226	$7,187	$656	$49,069
Percentage increase	9.8%	6.3%	15.1%	9.1%

The following table shows segment net sales as percentages of total net sales for the three months ended March 31, 2026 and 2025, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2025 net sales	78.1%	21.1%	0.8%	100.0%
Percentage of total 2026 net sales	78.6%	20.6%	0.8%	100.0%

Gross profit

The following table shows gross profit (loss) by segment for the three months ended March 31, 2026 and 2025, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
Three months ended
March 31, 2025	$209,428	$40,022	$1,725	$(609)	$250,566
March 31, 2026	220,733	43,946	1,796	(584)	265,891
Increase (decrease)	$11,305	$3,924	$71	$25	$15,325
Percentage Increase	5.4%	9.8%	*	*	6.1%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended March 31, 2026 and 2025, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2025 gross margin percentage	49.8%	35.2%	39.8%	*	46.5%
2026 gross margin percentage	47.8%	36.3%	36.0%	*	45.2%

* The statistic is not meaningful or material.

1 Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to U.S. generally accepted accounting principles (“GAAP”) net income see the schedule titled “Reconciliation of Non-GAAP Financial Measures.”

North America

•Net sales increased 9.8%, primarily due to price increases that took effect in June 2025 and October 2025 and an increase in sales volumes, as well as the positive effect of approximately $1.2 million in foreign currency translation.

•Gross margin decreased to 47.8% from 49.8%, reflecting primarily the impact from tariffs and higher material, labor and factory and overhead costs, as a percentage of net sales.

•Selling expense decreased 3.3%, primarily due to decreases of $0.8 million in personnel costs, $0.4 million in variable compensation, $0.2 million in software related costs, net of amount capitalized, and $0.2 million in severance costs, partially offset by increases of $0.4 million in advertising and trade show costs.

•General and administrative expense increased 1.7%, primarily due to increases of $2.0 million in software related costs, net of amount capitalized, $0.6 million in patents costs, $0.5 million in depreciation and amortization costs, $0.5 million in leasing costs, and $0.2 million in severance costs, which is offset by decreases of $1.8 in personnel costs, $1.2 million in professional service costs, and $0.3 million in variable compensation.

•Income from operations increased by $13.5 million, primarily due to the increases in net sales as well as lower operating expense including lower personnel costs, professional fees and variable incentive compensation.

Europe

•Net sales increased 6.3% due to the positive effect of approximately $13.2 million in foreign currency translation as well as price increases, partly offset by decreased sales volumes.

~~•~~Gross margin increased to 36.3% from 35.2%, primarily driven by higher pricing and lower material costs, partly offset by higher factory and tooling costs, as a percentage of net sales.

•Income from operations decreased by $2.2 million to $7.1 million from $9.3 million primarily due to lower sales volumes. Operating expenses were negatively affected by approximately $3.8 million in foreign currency translation.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended March 31, 2026 and 2025.

Administrative and All Other

•Loss from operations decreased to $11.0 million from $12.2 million due to higher gross profits.

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

On December 16, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of March 30, 2022. The Second Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $600 million (the “revolving credit facility”), which includes a letter of credit sub-facility of up to $50 million, and for a 5-year term loan facility of $300 million (the “term loan facility”). The Company has the ability to increase the principal amount of the Credit Facilities by an additional amount equal to the greater of $525 million and 100% of consolidated EBITDA for the most recently ended fiscal quarter, by obtaining additional commitments from existing lenders or new lenders and satisfying certain other customary conditions. As of March 31, 2026, the Company had borrowings of $74.2 million under the revolving credit facility and $296.3 million under the term loan facility, and has $525.8 million available to borrow under the revolving credit facility.

As of March 31, 2026, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, including $130.2 million that is held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

We believe the Company's balances of cash and cash equivalents, cash flows from operating activities, and access to borrowings under our credit facilities are sufficient to satisfy its liquidity requirements and capital needs over the next 12 months and beyond.

The following table shows selected financial information as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively:

	As of March 31,	As of December 31,	As of March 31,
(in thousands)	2026	2025	2025
Cash and cash equivalents	$341,005	$384,138	$150,290
Property, plant and equipment, net	621,137	627,854	568,503
Equity & other investments, goodwill and intangible assets	933,040	956,665	924,809
Non-cash net working capital	615,954	586,570	673,925

The following table presents the significant categories of cash flows used or provided during the three-month periods ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$35,547	$7,563
Investing activities	(19,049)	(50,102)
Financing activities	(68,952)	(42,832)

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

During the three months ended March 31, 2026, operating activities provided $35.5 million in cash, as a result of $88.2 million from net income plus $35.5 million of non-cash expenses such as depreciation and amortization, deferred compensation, stock-based compensation, and leases. This amount was partly offset by $88.2 million used for the net change in operating assets and liabilities. The net change in operating assets and liabilities included an increase of $98.8 million in trade accounts receivable and a decrease of $37.5 million in accrued liabilities and other current liabilities, which was partly offset by a decrease of $40.0 million in inventory.

Cash flow used in investing activities of $19.0 million during the three months ended March 31, 2026 consisted primarily of $17.6 million used for machinery and equipment purchases. Due to updated forecasts on the timing of the spend and subject to future events and circumstances, capital expenditures are estimated to be in the range of $75.0 million and $85.0 million. Capital expenditures will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs.

Cash flow used in financing activities of $69.0 million during the three months ended March 31, 2026 consisted primarily of $50.0 million in stock repurchases and $12.0 million used to pay dividends to our stockholders.

On May 6, 2026, the Board declared a quarterly cash dividend of $0.30 per share of the Company's common stock, payable on July 23, 2026 to stockholders of record on July 2, 2026, and estimated to be $12.3 million in total.

Since the beginning of 2023 through the period ended March 31, 2026, we have returned $471.3 million to stockholders, which represents 58.1% of our free cash flow from operations during the same period, and over the same period the Company has repurchased $1.9 million shares of the Company's common stock, which represents approximately 4.4% of the outstanding shares of the Company's common stock at the start of 2022.

Reconciliation of Non-GAAP Financial Measures
(In thousands) (Unaudited)

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Three Months Ended March 31,
	2026	2025
Net Income	$88,216	$77,884

Provision for income taxes	28,082	26,596
Interest (income) expense, net and other financing costs	(4,433)	(1,103)
Depreciation and amortization	25,511	19,522
Other*	1,985	(725)
Adjusted EBITDA	$139,361	$122,174
*Other: Includes acquisition integration and restructuring related expenses, non-qualified deferred compensation plan adjustments, other & foreign exchange loss net, and net loss or gain on disposal of assets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Agreement, which bears interest at variable rates. As of March 31, 2026, the outstanding debt under the Credit Agreement subject to interest rate fluctuations was $370.5 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on the balances outstanding under our Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 7, “Derivatives and Hedging Instruments”, for further information on our interest rate swap contracts in effect as of March 31, 2026.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost were stable by the end of 2024 and early part of 2025. Costs began to raise by late 2025 and first quarter 2026. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act of 1934. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the first quarter of 2026.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
January 1 - January 31, 2026	716	$163.84	—	$150,000
February 1 - February 28, 2026	40,253	203.95	10,711	147,965
March 1 - March 31, 2026	258,424	185.66	258,353	100,000
Total	299,393
(1) Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the first quarter of 2026.
(2) On October 23, 2025, the Board authorized the Company to repurchase up to $150.0 million of shares of the Company's common stock, effective January 1, 2026 through December 31, 2026. From February 1, 2026 to March 31, 2026, the Company repurchased 269,064 shares of the Company’s common stock in the open market at an average price of $185.83 per share, for a total of $50.0 million. As of May 7, 2026, approximately $100.0 million remained available for share repurchase through December 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 7, 2026	By /s/Matt Dunn
Matt Dunn
Chief Financial Officer
(principal accounting and financial officer)