Form 10-Q
period 2026-06-30
Simpson Manufacturing Co., Inc.
filed 2026-08-06
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

The number of shares of the registrant’s common stock outstanding as of August 4, 2026 was 40,984,682.

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2026	2025	2025
ASSETS
Current assets
Cash and cash equivalents	$450,526	$190,400	$384,138
Trade accounts receivable, net	438,050	415,926	302,688
Inventories	513,518	586,623	594,192
Other current assets	67,320	65,169	71,485
Total current assets	1,469,414	1,258,118	1,352,503
Property, plant and equipment, net	614,989	597,536	627,854
Operating lease right-of-use assets	109,521	100,649	115,060
Goodwill	546,729	560,633	558,521
Intangible assets, net	365,965	399,361	387,729
Other noncurrent assets	33,233	48,106	31,959
Total assets	$3,139,851	$2,964,403	$3,073,626
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$125,796	$95,560	$91,467
Accrued liabilities and other current liabilities	306,167	254,800	275,328
Long-term debt, current portion	15,000	22,500	15,000
Total current liabilities	446,963	372,860	381,795
Operating lease liabilities, net of current portion	90,372	83,001	96,819
Long-term debt, net of current portion and issuance costs	318,389	351,994	355,509
Deferred income tax	108,341	96,711	99,792
Other long-term liabilities	49,188	120,060	104,234
Total liabilities	1,013,253	1,024,626	1,038,149
Commitments and contingencies (see Note 12)
Non-qualified deferred compensation plan share awards	8,840	9,737	5,715
Stockholders’ equity
Common stock, at par value	413	419	419
Additional paid-in capital	334,546	315,528	324,846
Retained earnings	1,911,150	1,702,437	1,843,289
Common stock held in non-qualified deferred compensation plan ("DCP")	(2,394)	(1,235)	(3,154)
Treasury stock	(99,508)	(60,457)	(121,035)
Accumulated other comprehensive loss	(26,449)	(26,652)	(14,603)
Total stockholders’ equity	2,117,758	1,930,040	2,029,762
Total liabilities, mezzanine equity, and stockholders’ equity	$3,139,851	$2,964,403	$3,073,626

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$671,076	$631,055	$1,259,040	$1,169,950
Cost of sales	352,883	338,164	674,956	626,493
Gross profit	318,193	292,891	584,084	543,457
Operating expenses:
Research and development and other engineering expense	18,000	20,767	36,631	40,606
Selling expense	52,848	56,443	107,311	110,607
General and administrative expense	83,572	75,629	161,134	149,821
Total operating expenses	154,420	152,839	305,076	301,034
Acquisition and integration related costs	186	13	751	140
Net gain on disposal of assets	(5,543)	(205)	(5,490)	(280)
Income from operations	169,130	140,244	283,747	242,563
Interest income, net and other finance costs	4,196	895	8,629	1,998
Other & foreign exchange loss, net	(2,435)	(1,684)	(5,187)	(626)
Income before taxes	170,891	139,455	287,189	243,935
Provision for income taxes	43,849	35,914	71,931	62,510
Net income	$127,042	$103,541	$215,258	$181,425
Other comprehensive income
Translation adjustments and other, net of tax	(3,564)	46,432	(18,047)	64,258
Unamortized pension adjustments, net of tax	(20)	(11)	(169)	410
Cash flow hedge adjustment, net of tax	(5,783)	(38,447)	6,370	(44,547)
Comprehensive net income	$117,675	$111,515	$203,412	$201,546
Net income per common share:
Basic	$3.10	$2.48	$5.24	$4.34
Diluted	$3.09	$2.47	$5.22	$4.33
Weighted-average number of shares outstanding
Basic	40,964	41,705	41,095	41,775
Diluted	41,071	41,838	41,221	41,926
Cash dividends declared per common share	$0.30	$0.29	$0.59	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended June 30, 2026 and 2025

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at March 31, 2026	41,071	$413	$327,698	$1,798,740	$(17,082)	$(724)	$(50,313)	$2,058,732
Net income	—	—	—	127,042	—	—	—	127,042
Translation adjustment and other, net of tax	—	—	—	—	(3,564)	—	—	(3,564)
Pension adjustment, net of tax	—	—	—	—	(20)	—	—	(20)
Cash flow hedges, net of tax	—	—	—	—	(5,783)	—	—	(5,783)
Stock-based compensation expense and deferred compensation plan ("DCP") expense	—	—	5,082	—	—	—	—	5,082
Common stock held in DCP	(14)	—	1,794	—	—	(1,794)	—	—
Distribution/ diversification of common stock held in DCP	12	—	—		—	124	—	124
Change in redemption value of stock awards in DCP	—	—		(2,338)	—	—	—	(2,338)
Shares issued from release of Restricted Stock Units	6	—	(28)	—	—	—	—	(28)
Repurchase of common stock, including excise tax	(260)	—	—	—	—	—	(49,195)	(49,195)
Retirement of common stock	—	—	—	—	—	—	—	—
Cash dividends declared on common stock, $0.30 per share	—	—	—	(12,294)	—	—	—	(12,294)
Balance at June 30, 2026	40,815	$413	$334,546	$1,911,150	$(26,449)	$(2,394)	$(99,508)	$2,117,758

Balance at March 31, 2025	41,802	$419	$311,215	$1,611,095	$(34,626)	$(1,284)	$(25,105)	$1,861,714
Net income	—	—	—	103,541	—	—	—	103,541
Translation adjustment and other, net of tax	—	—	—	—	46,432	—	—	46,432
Pension adjustment, net of tax	—	—	—	—	(11)	—	—	(11)
Cash flow hedges, net of tax	—	—	—	—	(38,447)	—	—	(38,447)
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	4,375	—	—	—	—	4,375
Common stock held in DCP	(1)	—	(49)	—	—	49	—	—
Change in redemption value of share awards in DCP	—	—	—	(69)	—	—	—	(69)
Shares issued from release of Restricted Stock Units	6	—	(13)	—	—	—	—	(13)
Repurchase of common stock, including excise tax	(217)	—	—	—	—	—	(35,352)	(35,352)
Cash dividends declared on common stock, $0.29 per share	—	—	—	(12,130)	—	—	—	(12,130)
Balance at June 30, 2025	41,590	$419	$315,528	$1,702,437	$(26,652)	$(1,235)	$(60,457)	$1,930,040
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Six Months Ended June 30, 2026 and 2025

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at December 31, 2025	41,255	$419	$324,846	$1,843,289	$(14,603)	$(3,154)	$(121,035)	$2,029,762
Net income	—	—	—	215,258	—	—	—	215,258
Translation adjustment, net of tax					(18,047)	—		(18,047)
Pension adjustment and other, net of tax					(169)	—		(169)
Cash flow hedges, net of tax					6,370	—		6,370
Stock-based compensation and deferred compensation plan ("DCP") expense			13,339			—		13,339
Common stock held in DCP	(50)		(384)			384		—
Distribution/ diversification of common stock held in DCP	13					376		376
Changes in redemption value of stock awards in DCP				(2,145)				(2,145)
Shares issued from release of Restricted Stock Units	107	1	(6,304)			—		(6,303)
Repurchase of common stock, including excise tax	(529)					—	(99,508)	(99,508)
Retirement of treasury stock	—	(7)	—	(121,028)	—	—	121,035	—
Cash dividends declared on common stock, $0.59 per share				(24,224)		—		(24,224)
Common stock issued at $161.47 per share for stock bonus	19	—	3,049					3,049
Balance at June 30, 2026	40,815	$413	$334,546	$1,911,150	$(26,449)	$(2,394)	$(99,508)	$2,117,758

Balance at December 31, 2024	41,878	$424	$307,197	$1,646,568	$(46,773)	$(1,297)	$(100,771)	$1,805,348
Net income	—	—	—	181,425	—	—	—	181,425
Translation adjustment, net of tax	—	—	—	—	64,258	—	—	64,258
Pension adjustment and other, net of tax	—	—	—	—	410	—	—	410
Cash flow hedges, net of tax	—	—	—	—	(44,547)	—	—	(44,547)
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	9,357	—	—	—	—	9,357
Common stock held in DCP	(16)	—	38	—	—	(38)	—	—
Distribution/ diversification of common stock held in DCP	1	—	—	—	—	100	—	100
Change in redemption value of share awards in DCP	—	—	—	(902)	—	—	—	(902)
Shares issued from release of Restricted Stock Units	69	1	(4,590)	—	—	—	—	(4,589)
Repurchase of common stock, including excise tax	(363)	—	—	—	—	—	(60,457)	(60,457)
Retirement of treasury stock	—	(6)	—	(100,765)	—	—	100,771	—
Cash dividends declared on common stock, $0.57 per share	—	—	—	(23,889)	—	—	—	(23,889)
Common stock issued at $165.83 per share for stock bonus	21	—	3,526	—	—	—	$—	3,526
Balance at June 30, 2025	41,590	$419	$315,528	$1,702,437	$(26,652)	$(1,235)	$(60,457)	$1,930,040
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$215,258	$181,425
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of assets	(5,490)	(280)
Depreciation and amortization	51,410	41,279
Noncash lease expense	10,027	9,618
Loss in equity method investment, before tax	(358)	1,497
Deferred income taxes	3,395	(3,365)
Noncash compensation related to stock plans and other changes in the fair value of DCP	15,915	13,068
Provision for credit losses	(432)	837
Deferred hedge gain	1,271	(2,604)
Changes in operating assets and liabilities
Trade accounts receivable	(138,421)	(120,824)
Inventories	74,896	26,146
Trade accounts payable	42,720	(2,533)
Other current assets	(10,703)	(6,897)
Accrued liabilities and other current liabilities	(8,482)	3,430
Other noncurrent assets and liabilities	(2,523)	(8,019)
Net cash provided by operating activities	248,483	132,778
Cash flows from investing activities
Capital expenditures	(33,019)	(88,069)
Purchases of equity investments	(431)	(3,116)
Proceeds from sale of property and equipment	6,448	617
Proceeds from partial termination of hedge	673	—
Net cash used in investing activities	(26,329)	(90,568)
Cash flows from financing activities
Repurchase of common stock	(98,714)	(60,000)
Issuance of common stock	3,050	3,526
Proceeds from line of credits	330	27,326
Repayments of line of credit and term loan	(37,500)	(38,392)
Dividends paid	(23,907)	(23,488)
Cash paid on behalf of employees for shares withheld	(6,303)	(4,589)
Net cash used in financing activities	(163,044)	(95,617)
Effect of exchange rate changes on cash and cash equivalents	7,278	4,436
Net decrease in cash and cash equivalents	66,388	(48,971)
Cash and cash equivalents at beginning of period	384,138	239,371
Cash and cash equivalents at end of period	$450,526	$190,400
Noncash activity during the period
Noncash capital expenditures	$712	$3,759
Dividends declared but not paid	12,294	12,130
Issuance of Company’s common stock for compensation	3,049	3,526
The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). Investments in 50% or less owned entities are accounted for using either the cost or the equity method. All significant intercompany transactions have been eliminated. Certain amounts in the Condensed Consolidated Financial Statements of the prior year have been reclassified to conform to the fiscal 2026 presentation. In the first quarter of 2026, the Company reclassified certain software amortization costs related to the Company's component manufacturing efforts from general and administrative expense to cost of sales. These reclassifications had no impact on the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Earnings and Comprehensive Income, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flow. Additionally, for the year ended December 31, 2025, the Company reclassified certain quality assurance costs from general and administrative expense to cost of sales. The financial results for the three and six months ended June 30, 2025 have been recast for comparison purposes and to conform to the current period classification, with $1.5 million and $3.0 million of costs being reclassified from general and administrative expense to cost of sales. The reclassification did not have any impact on the total income from operations.

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

The changes in the allowance for doubtful accounts receivable for the six months ended June 30, 2026 are outlined in the table below:

	December 31, 2025	Expense (Deductions), net	Write-Offs[1]	June 30, 2026
Allowance for credit losses	$4,068	(432)	1,902	$5,538
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

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of June 30, 2026 and 2025:

	2026			2025
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$66,047	$—	$—	$35,788	$—	$—
Derivative instruments - assets (3)	—	9,491	—	—	16,608	—
Investment in deferred compensation plan (4)	—	3,225	—	1,313	—	—
Liabilities
Term loan (2)	—	292,500	—	—	376,875	—
Revolver (2)	—	44,247	—	—	—	—
Derivative instruments - liabilities (3)	—	59,525	—	—	98,495	—
Deferred compensation plan liabilities (4)	—	5,445	—	2,792	—	—
Contingent considerations	—	—	6,400	—	—	5,400
(1) The carrying amounts of cash equivalents, representing money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of June 30, 2026 and 2025 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of June 30, 2026 based upon their terms and conditions in comparison to debt instruments with similar terms and conditions available on the same date.
(3) Derivatives for interest rate, foreign exchange and forward swap contracts are discussed in Note 7.
(4) Non-qualified deferred compensation plan.

Derivative Instruments

The Company uses derivative instruments, including cross-currency and interest rate swaps, foreign currency forwards, interest rate swaps, and zero-cost collars, as risk management tools to mitigate the potential impact of certain market risks. Foreign currency and interest rate risk are the primary market risks the Company manages through the use of derivative instruments which are accounted for as cash flow hedges or net investment hedges under the accounting standards and carried at fair value as other current or noncurrent assets or as other current or other long-term liabilities. Assets and liabilities with the legal right of offset are not offset in the consolidated balance sheets. Net deferred gains and losses related to changes in fair value of cash flow hedges are included in accumulated other comprehensive income/loss (“OCI”), a component of stockholders' equity, and are reclassified into the line item in the Condensed Consolidated Statements of Earnings and Comprehensive Income in which the hedged items are recorded in the same period the hedged item affects earnings. The effective portion of gains and losses attributable to net investment hedges is recorded net of tax to OCI to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to OCI are limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in fair value of any derivatives that are determined to be ineffective are immediately reclassified from OCI into earnings.

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

Accounting Standards Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring enhanced income tax disclosures. This ASU requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. This ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of this

ASU are effective for annual periods beginning after December 15, 2024. The Company adopted this ASU using the retrospective transition method, and it had no impact on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient in developing forecasts as part of estimating expected credit losses. The amendment permits the Company to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual and interim periods beginning after December 15, 2025. The Company adopted this ASU and it had no impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software that removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. This amendment modernizes the guidance for internal-use software costs, including website development, by eliminating development stage requirements and introducing a probable-to-complete threshold for capitalization. This ASU is effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective, modified or retrospective transition approach. The Company is currently assessing the potential impacts of adoption on the consolidated financial statements.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes a comprehensive accounting model for environmental credits and environmental credit obligations. This ASU is intended to improve consistency in the accounting for environmental credits and related obligations by providing recognition, measurement, presentation, and disclosure requirements. This ASU is effective for public business entities for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The amendments are to be applied using a modified retrospective approach through a cumulative‑effect adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact that adoption of this ASU may have on its consolidated financial statements.

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

Wood Construction Products Revenue. Wood construction products represented approximately 84.7% and 85.1% of total net sales for the six months ended June 30, 2026 and 2025, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 15.1% and 14.7% of total net sales for the six months ended June 30, 2026 and 2025, respectively.

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

Contract liabilities consist of billings in excess of costs and earnings and other deferred revenue on cancellable contracts. The time period between when consideration was received to when performance obligations are complete may not be significant. As of June 30, 2026 and 2025, the Company's contract liability was $1.8 million and $6.0 million, respectively. The Company recognized revenue of $1.4 million and $2.7 million from the contract liability during the three months ended June 30, 2026 and 2025, respectively, and $3.9 million and $5.7 million during the six months ended June 30, 2026 and 2025, respectively. The Company had no material contract assets from contract with customers.

3.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income available to common stockholders	$127,042	$103,541	$215,258	$181,425

Basic weighted-average shares outstanding	40,964	41,705	41,095	41,775
Dilutive effect of potential common stock equivalents	107	133	126	151
Diluted weighted-average shares outstanding	41,071	41,838	41,221	41,926
Net earnings per common share:
Basic	$3.10	$2.48	$5.24	$4.34
Diluted	$3.09	$2.47	$5.22	$4.33

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

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $8.4 million and $6.4 million for the three months ended June 30, 2026 and 2025, respectively, and $14.9 million and $12.9 million for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, the Company granted an aggregate of 121,572 RSUs and PSUs to the Company's employees, including officers at an estimated weighted-average fair value of $179.75 per share based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based, or time and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

The Company’s seven non-employee directors are entitled to receive an aggregate of approximately $1.0 million in equity compensation annually under the Company's non-employee director compensation program. The number of shares ultimately granted are based on the average closing share price for the Company's common stock over the 60 day period prior to approval of the award in the second quarter of each year. In May 2026, the Company granted 4,997 shares of the Company's common stock to the non-employee directors, based on the average closing price of $184.32 per share and recognized $0.9 million of expense.

As of June 30, 2026, the Company's aggregate unamortized stock compensation expense was approximately $37.6 million which is expected to be recognized in expense over a weighted-average period of 2.4 years.

5.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2026	2025	2025
Trade accounts receivable	$448,688	$424,346	$310,209
Allowance for doubtful accounts	(5,538)	(3,837)	(4,068)
Allowance for sales discounts and returns	(5,100)	(4,583)	(3,453)
	$438,050	$415,926	$302,688

6.    Inventories

The components of inventories are as follows:

	As of June 30,		As of December 31,
(in thousands)	2026	2025	2025
Raw materials	$147,907	$170,953	$193,929
In-process products	55,917	59,766	57,410
Finished products	309,694	355,904	342,853
	$513,518	$586,623	$594,192

7.    Derivative Instruments

The Company enters into derivative instrument agreements, including cross-currency and interest rate swaps, foreign currency forwards, and zero-cost collars, to manage risk in connection with changes in foreign currency and interest rates. The Company hedges committed exposures and does not engage in speculative transactions. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit.

As of June 30, 2026, the aggregate notional amounts of the Company's outstanding interest rate contracts, cross currency swap contracts, EUR forward contract, and net investment hedge were $292.5 million, $371.5 million, $321.7 million, and $557.2 million, respectively.

During June 2026, the Company determined that certain forecasted cash flows that had been designated as hedged transactions in cash flow hedging relationships were no longer probable of occurring. As a result, the Company simultaneously terminated and discontinued hedge accounting for the affected portion of the interest rate swap in cash flow hedging relationships and reclassified approximately $0.7 million of gains from OCI into Interest income, net and other finance costs in the Consolidated Statements of Operations during the period.

During June 2026, and in connection with a reassessment of its foreign currency risk management strategy, the Company entered into an offsetting forward contract to effectively fix the value of its pre-existing forward contract through its maturity. Concurrently, the Company de-designated the original forward contract as a net investment hedge. The accumulated other comprehensive income (loss) related to the de-designated hedge will remain in OCI until the underlying hedged net investment is sold, substantially liquidated, or otherwise disposed of. Subsequent changes in the fair value of both the original and offsetting contracts will be recognized directly in earnings. Additionally, the Company entered into a zero-cost EUR/USD collar in June 2026 that was designated as net investment hedge of a $300 million portion of its net investment in its EUR subsidiary.

For derivative instruments that are designated and qualify as a net investment hedge, the gain or loss on the derivative instrument attributable to changes in the spot rate is reported in the CTA section of OCI and will remain in OCI until the hedged net investment would be sold or liquidated. The Company has elected to assess hedge effectiveness based on changes in spot exchange rates. Under this method, the Company recognizes in earnings the initial value of the component excluded from the assessment of effectiveness using a systematic and rational method over the life of the hedging instrument. The interest accruals are also recognized in earnings. Any difference between the change in fair value of the excluded component and amounts recognized in earnings under that systematic and rational method will be recognized in the CTA section of OCI.

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

The effects of cash flow hedge accounting on the Condensed Consolidated Statements of Earnings and Comprehensive Income for the six months ended June 30, were as follows:

	2026			2025
(in thousands)	Cost of sales	Interest income, net and other finance costs	Other & foreign exchange loss, net	Cost of sales	Interest income, net and other finance costs	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$674,956	$8,629	$(5,187)	$626,493	$1,998	$(626)
The effects of cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain (loss) reclassified from OCI to earnings	—	3,080	—	—	3,917	—
Cross currency swap contract
Amount of gain (loss) reclassified from OCI to earnings	—	1,124	13,203	—	1,539	(49,880)

The effects of derivative instruments on the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended June 30, 2026 and 2025 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2026	2025		2026	2025
Interest rate contracts	$535	$(337)	Interest expense	$1,818	$1,952
Cross currency contracts	4,536	(35,427)	Interest expense	573	411
			FX gain (loss)	1,889	(33,982)
Total	$5,071	$(35,764)		$4,280	$(31,619)

The effects of derivative instruments on the Condensed Consolidated Statements of Earnings and Comprehensive Income for the six months ended June 30, 2026 and 2025 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Loss Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2026	2025		2026	2025
Interest rate contracts	$1,998	$(2,124)	Interest expense	$3,080	$3,917
Cross currency contracts	13,676	(49,217)	Interest expense	1,124	1,539
			FX loss	13,203	(49,880)
Total	$15,674	$(51,341)		$17,407	$(44,424)

For the three months ending June 30, 2026 and 2025, net investment hedge loss of $5.5 million and loss of $45.4 million were included in OCI, respectively. For the three months ending June 30, 2026 and 2025, excluded gain of $3.1 million and loss of $1.3 million were reclassified from OCI to interest expense, respectively.

For the six months ending June 30, 2026 and 2025, net investment hedge gain of $16.4 million and loss of $49.5 million were included in OCI, respectively. For the six months ending June 30, 2026 and 2025, excluded gain of $6.1 million and loss of $2.5 million were reclassified from OCI to interest expense, respectively.

As of June 30, 2026, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheets were comprised of an asset of $9.5 million, which is all included in Other current assets, and of a liability of $59.5 million, of which $35.3 million is included in Other current liabilities, the balance of $24.2 million included in the Other long-term liabilities of the Condensed Consolidated Balance Sheets.

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2026	2025	2025
Land	$60,540	$61,349	$61,552
Buildings and site improvements	365,920	256,412	363,959
Leasehold improvements	16,861	13,422	12,465
Machinery and equipment	727,417	601,552	678,885
	1,170,738	932,735	1,116,861
Less: accumulated depreciation and amortization	(608,219)	(549,913)	(577,223)
	562,519	382,822	539,638
Capital projects in progress	52,470	214,714	88,216
Total	$614,989	$597,536	$627,854

Assets held-for sale

In January 2025, the Company made the decision to sell its vacant land that is part of the Company's North America segment. The Company determined that the long-lived asset meets the criteria to be classified as held for sale in its financial statements and expected to be sold during 2026. The Company presented the asset's carrying value of approximately $2.4 million in Other current assets of the Condensed Consolidated Balance Sheets.

Asset sale

In June 2026, the Company reached a final eminent domain settlement related to its existing land in McKinney, Texas for approximately $5.9 million in net proceeds, which resulted in approximately $5.5 million of gain on disposal of fixed assets.

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

9.    Goodwill and Intangible Assets, net

Goodwill consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2026	2025	2025
North America	$130,863	$134,289	$130,961
Europe	414,553	425,098	426,283
Asia/Pacific	1,313	1,246	1,277
Total	$546,729	$560,633	$558,521

Amortizable intangible assets were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance as of December 31, 2024	$53,472	$(8,322)	$45,150
Amortization	—	(1,340)	(1,340)
Foreign exchange	1,290	—	1,290
Balance as of June 30, 2025	54,762	(9,662)	45,100
Disposals	(3,684)	—	(3,684)
Reclassification	95	—	95
Amortization	—	(2,227)	(2,227)
Foreign exchange	4,282	—	4,282
Balance as of December 31, 2025	55,455	(11,889)	43,566
Amortization	—	(1,963)	(1,963)
Reclassifications	—	8	8
Foreign exchange	(254)	—	(254)
Balance as of June 30, 2026	$55,201	$(13,844)	$41,357

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance as of December 31, 2024	$22,459	$(21,270)	$1,189
Amortization	—	(368)	(368)
Foreign exchange	200	—	200
Balance as of June 30, 2025	22,659	(21,638)	1,021
Acquisitions	1,875	—	1,875
Amortization	—	(358)	(358)
Reclassification	(45)	45	—
Foreign exchange	(82)	—	(82)
Balance as of December 31, 2025	24,407	(21,951)	2,456
Amortization	—	(280)	(280)
Foreign exchange	176	—	176
Balance as of June 30, 2026	$24,583	$(22,231)	$2,352

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other
Balance as of December 31, 2024	$40,567	$(18,717)	$21,850
Amortization	—	(2,448)	(2,448)
Foreign exchange	1,400	—	1,400
Balance as of June 30, 2025	41,967	(21,165)	20,802
Amortization	—	(1,518)	(1,518)
Reclassification	1,688	(291)	1,397
Foreign exchange	(1,334)	—	(1,334)
Balance as of December 31, 2025	42,321	(22,974)	19,347
Amortization	—	(1,771)	(1,771)
Reclassifications	—	904	904
Foreign exchange	(204)	—	(204)
Balance as of June 30, 2026	$42,117	$(23,841)	$18,276

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance as of December 31, 2024	$264,985	$(63,761)	$201,224
Amortization	—	(9,242)	(9,242)
Foreign exchange	28,390	—	28,390
Balance as of June 30, 2025	293,375	(73,003)	220,372
Amortization	—	(9,160)	(9,160)
Reclassification	(951)	—	(951)
Foreign exchange	(3,303)	—	(3,303)
Balance as of December 31, 2025	289,121	(82,163)	206,958
Amortization	—	(9,774)	(9,774)
Reclassifications	—	(434)	(434)
Foreign exchange	(5,894)	—	(5,894)
Balance as of June 30, 2026	$283,227	$(92,371)	$190,856

Definite-lived and indefinite-lived intangible assets, net, by segment were as follows:

	As of June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$117,890	$(49,349)	$68,541
Europe	395,664	(102,225)	293,439
Asia/Pacific	5,187	(1,202)	3,985
Total	$518,741	$(152,776)	$365,965

	As of June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$116,550	$(42,218)	$74,332
Europe	403,820	(82,057)	321,763
Asia/Pacific	4,079	(813)	3,266
Total	$524,449	$(125,088)	$399,361

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$117,890	$(45,807)	$72,083
Europe	404,674	(92,192)	312,482
Asia/Pacific	4,152	(988)	3,164
Total	$526,716	$(138,987)	$387,729

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $6.8 million and $6.7 million for the three months ended June 30, 2026 and 2025, respectively, and was $13.8 million and $13.4 million for the six months ended June 30, 2026 and 2025, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 5.9 years.

Indefinite-lived intangible assets are primarily trade names, which totaled $113.1 million, $112.1 million, and $115.4 million as of June 30, 2026 and 2025 and December 31, 2025, respectively.

At June 30, 2026, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining six months of 2026	$13,760
2027	25,330
2028	25,188
2029	24,295
2030	23,170
2031	22,358
Thereafter	118,740
$252,841

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2026, were as follows:

(in thousands)	Goodwill	Intangible Assets
Balance at December 31, 2025	$558,521	$387,729
Amortization	—	(13,788)
Foreign exchange and other	(11,792)	(7,976)
Balance at June 30, 2026	$546,729	$365,965

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

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of June 30, 2026 and 2025 and December 31, 2025, Condensed Consolidated Statements of Earnings and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025:

	Condensed Consolidated Balance Sheets Line Item	June 30,		December 31,
(in thousands)		2026	2025	2025
Operating leases
Assets	Operating lease right-of-use assets	$109,521	$100,649	$115,060
Liabilities
Current	Accrued expenses and other current liabilities	$22,741	$19,697	$20,253
Noncurrent	Operating lease liabilities	90,372	83,001	96,819
Total operating lease liabilities		$113,113	$102,698	$117,072

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2026	2025	2026	2025
Lease cost	General administrative expenses and cost of sales	$6,959	$6,489	$14,014	$13,007

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,099	$6,240	$12,406	$12,371
Operating right-of-use assets obtained in exchange for new lease liabilities	4,906	2,340	5,899	26,842

The following is a schedule, by years, of maturities of operating lease liabilities as of June 30, 2026:

(in thousands)	Operating Leases
Remaining six months of 2026	$14,328
2027	26,022
2028	22,677
2029	18,555
2030	14,279
2031	9,714
Thereafter	27,010
Total lease payments	132,585
Less: Present value discount	(19,472)
Total lease liabilities	$113,113

The following table summarizes the Company's lease terms and discount rates as of June 30, 2026 and 2025:

	2026	2025
Weighted-average remaining lease terms (in years)	6.4	6.5
Weighted-average discount rate	5.1%	5.2%

11.    Debt

On December 16, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of March 30, 2022. The Second Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $600 million (the “revolving credit facility”), which includes a letter of credit sub-facility of up to $50 million, and for a 5-year term loan facility of $300 million (the “term loan facility”). As of June 30, 2026, the Company had $336.7 million, excluding deferred financing costs, outstanding under its Second Amended and Restated Credit Agreement. The

Company had outstanding balances of $376.9 million, excluding deferred financing costs, under the Amended and Restated Credit Agreement as of June 30, 2025. The Company had $374.2 million, excluding deferred financing costs, outstanding under the Second Amended and Restated Credit Agreement, which is the estimated fair value as of December 31, 2025. For further information on the estimated fair value of debt see Note 1. Basis of Presentation.

The following is a schedule, by years, of maturities for the remaining term loan facility as of June 30, 2026:

(in thousands)	Five-Year Term Loan
Remaining six months of 2026	$7,500
2027	15,000
2028	15,000
2029	15,000
2030	240,000
Total loan outstanding	$292,500

During the three and six months ended June 30, 2026, the Company made principal payments of $30.0 million on the Company's outstanding revolving credit facility. The maturity of the remaining revolving credit facility of $44.2 million is December 16, 2030.

The Company was in compliance with its financial covenants under the Second Amended and Restated Credit Agreement as of June 30, 2026.
A certain number of the Company's domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders that is in addition to the Second Amended and Restated Credit Agreement. As of June 30, 2026, all of the Company's credit facilities provide a total of $565.1 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

The following table presents financial information of each segment that is used by the CODM to assess the performance of segments for three and six months ended June 30, 2026 and 2025:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Three Months Ended June 30, 2026
Net sales	$522,290	$143,491	$5,295	$—	$671,076
Wood Products	449,562	114,107	4,645	—	568,314
Concrete Products	71,435	29,384	592	—	101,411
Cost of sales	260,153	88,714	3,444	572	352,883
Gross profit	262,137	54,777	1,851	(572)	318,193
Research and development, and other engineering expenses	15,221	2,491	288	—	18,000
Selling expenses	38,565	13,168	1,115	—	52,848
General and administrative expenses	50,358	19,250	509	13,455	83,572
Sales to other segments *	808	171	8,216	—	9,195
Income (loss) from operations	157,987	19,695	(53)	(8,499)	169,130
Depreciation and amortization	15,890	8,460	515	803	25,668
Significant non-cash charges	4,569	508	168	5,542	10,787
Provision for income taxes	38,082	4,254	182	1,331	43,849
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	11,235	2,882	25	(168)	13,974

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Three Months Ended June 30, 2025
Net sales	$492,687	$133,398	$4,970	$—	$631,055
Wood Products	425,789	105,814	3,958	—	535,561
Concrete Products	65,839	27,584	979	—	94,402
Cost of sales	248,802	85,123	3,433	806	338,164
Gross profit	243,885	48,275	1,537	(806)	292,891
Research and development, and other engineering expenses	18,019	2,344	404	—	20,767
Selling expenses	42,870	12,638	935	—	56,443
General and administrative expenses	46,652	17,605	345	11,027	75,629
Sales to other segments *	846	1,854	8,015	—	10,715
Income (loss) from operations	136,489	15,669	(86)	(11,828)	140,244
Depreciation and amortization	11,498	8,152	539	806	20,995
Significant non-cash charges	3,496	495	101	2,367	6,459
Provision for income taxes	32,589	3,091	231	3	35,914
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	29,491	2,782	308	8,439	41,020

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Six Months Ended June 30, 2026
Net sales	$984,215	$264,538	$10,287	$—	$1,259,040
Wood Products	842,736	214,234	9,008	—	1,065,978
Concrete Products	139,067	50,304	1,167	—	190,538
Cost of sales	501,345	165,815	6,640	1,156	674,956
Gross profit	482,870	98,723	3,647	(1,156)	584,084
Research and development, and other engineering expenses	31,133	5,044	454	—	36,631
Selling expenses	78,292	26,941	2,078	—	107,311
General and administrative expenses	97,147	39,191	977	23,819	161,134
Sales to other segments *	1,675	346	15,153	—	17,174
Income (loss) from operations	276,297	26,786	190	(19,526)	283,747
Depreciation and amortization	31,504	17,332	956	1,618	51,410
Significant non-cash charges	8,905	941	341	5,652	15,839
Provision for income taxes	63,624	6,010	437	1,860	71,931
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	24,211	5,410	229	3,600	33,450
Total assets	2,406,456	822,252	49,858	(138,715)	3,139,851

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
Six Months Ended June 30, 2025
Net sales	$913,386	$247,258	$9,306	$—	$1,169,950
Wood Products	788,556	199,689	7,599	—	995,844
Concrete Products	122,842	47,569	1,676	—	172,087
Cost of sales	460,073	158,961	6,046	1,413	626,493
Gross profit	453,313	88,297	3,260	(1,413)	543,457
Research and development, and other engineering expenses	35,527	4,476	603	—	40,606
Selling expenses	83,932	24,945	1,730	—	110,607
General and administrative expenses	92,669	33,882	716	22,554	149,821
Sales to other segments *	1,585	4,043	16,649	—	22,277
Income (loss) from operations	241,337	24,978	273	(24,025)	242,563
Depreciation and amortization	22,153	15,843	1,105	2,178	41,279
Significant non-cash charges	8,325	1,134	169	3,315	12,943
Provision for income taxes	55,759	6,033	594	124	62,510
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	72,999	5,890	458	11,838	91,185
Total assets	2,253,295	789,658	49,289	(127,839)	2,964,403
*    Sales to other segments are eliminated upon consolidation.

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $313.9 million and $105.9 million as of June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had $136.6 million or 30.3% of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential and commercial construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table illustrates the distribution of the Company’s net sales by product group as additional information for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Wood construction products	$568,314	$535,561	$1,065,978	$995,844
Concrete construction products	101,411	94,402	190,538	172,087
Other	1,351	1,092	2,524	2,019
Total	$671,076	$631,055	$1,259,040	$1,169,950

14.    Subsequent Events

Dividend Declaration

On July 23, 2026, the Board declared a quarterly cash dividend of $0.30 per share of the Company's common stock, payable on October 22, 2026 to stockholders of record on October 1, 2026, and estimated to be $12.2 million in total.

Share Repurchase Authorizations

On July 23, 2026, the Board authorized the Company to repurchase an additional $50.0 million of shares of the Company's common stock through the end of the year 2026, increasing the 2026 share repurchase authorization to $200.0 million.

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

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include the cyclicality and impact of general economic conditions; the effect of tariffs and international trade policies on our business operations; the effects of inflation and labor and supply shortages on our operations and the operations of our customers, suppliers and business partners; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; our ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any; and those factors discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, subsequent Quarterly Reports on Form 10-Q and other reports we file with the SEC.

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
•Earnings per share grew $0.64 per share to $8.24 per share of 8.4% from fiscal year 2024 compared to fiscal year 2025 exceeding sales growth over the sale fiscal periods.
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

As a result, we continue to make significant gains in both fasteners and anchors as well as realizing high single digit growth in the component manufacturing and OEM market. In addition, driven by our high service levels, increasingly diverse portfolio of products and software and commitment to innovation and delivering complete solutions to the markets we serve, we believe we can continue to achieve above market growth in the North America relative to U.S. housing starts in fiscal year 2026 and beyond. These actions reflect our Founder, Barclay Simpson’s, nine principles of doing business, particularly our relentless focus and commitment to customers and users.

Tariff and trade policy actions have impacted our results of operations and are expected to continue to do so. We also experienced increased foreign currency exchange rate volatility, which we attribute, in part, to the rapidly changing global trade environment.

We increased prices in the U.S. effective June 2, 2025 on certain wood connectors, fasteners and mechanical anchors, and again effective October 15, 2025 on certain fasteners and mechanical anchors, in response to tariffs. As a result, North America net sales increased in recent quarters even as demand did not increase. However, increased selling prices were offset by higher non-material costs including labor, energy, transportation, and building and equipment depreciation (from recent footprint investments, as noted above) incurred over the three years and potentially by future costs increases. In addition, the price increases are expected to partially offset increased costs related to the tariffs affecting a portion of our fastener and anchors sales, but do not offset tariffs announced after December 31, 2025. We also increased prices in Europe effective the second half of 2025 and during the first quarter of 2026, which have increased recent net sales. We believe Europe net sales could increase in future quarters even if demand does not increase. Similarly to North America, the price increases are expected to offset high costs incurred over recent years.

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

Non-GAAP Financial Measures

In addition to financial information prepared in accordance with GAAP, we use Adjusted EBITDA, a non-GAAP financial measure in evaluating our ongoing operating performance. We define Adjusted EBITDA as net income (loss), adjusted to exclude provision for income taxes, depreciation and amortization, acquisition integration and restructuring costs, non-qualified deferred compensation adjustments, lease termination costs, severance costs related to cost saving initiatives, net loss or gain on disposal of assets, interest income or expense and other financing costs, and foreign exchange and other expense (income). This provides additional insight into the Company’s operating performance in light of the significant levels of growth investment we have made in our operations, the effect depreciation and acquisition as well as integration costs will have on our operating results. We believe this will also provide a better approximation of our cash flows compared to operating income.

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

As a result of the tariffs announced by the U.S. presidential administration during 2025 and 2026 potential tariff modifications or the imposition of tariffs or export controls by other countries there is significant economic uncertainty. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors beyond our control. We are closely monitoring the potential for the imposition of new or additional U.S. tariffs on imports, as well as potential retaliatory tariffs or other measures other countries may impose on U.S. imports, that may adversely affect the global economy. We are currently uncertain as to the ultimate impact these measures may have given the rapidly changing environment surrounding tariffs and other related political topics; however, if enacted as currently proposed, we expect that the proposed tariffs would primarily impact our North America segment as we procure fasteners and a small number of other products from countries that will be subjected to the these tariffs.

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

Business Segment Information

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America net sales increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to price increases that took effect in June 2025 and October 2025, and an increase in sales volumes. Our wood construction product net sales increased 6.9% for the six months ended June 30, 2026 compared to June 30, 2025. Our concrete construction product net sales increased 13.2% over the same periods.

Operating income increased 14.5% to $276.3 million. The increase was primarily due to the increases in net sales as well as lower operating expense including lower personnel costs, and travel and fuel costs.

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

We believe sales volumes will likely be impacted by lower housing starts compared to prior year, which will impact net sales and margins. Rising steel costs in the second half of 2026 will also create margin pressure.

Europe net sales increased 7.0% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to both increased unit sales volumes and price increases as well as the positive effect of approximately $17.8 million in foreign currency translation. Wood construction product net sales increased 7.3% for the six months ended June 30, 2026 compared to June 30, 2025 and concrete construction product net sales, which are mostly project based, increased 5.7% over the same periods. Gross profit increased $10.4 million and gross margins increased to 37.3% from 35.7% primarily driven by higher pricing and lower material costs, partly offset by higher factory and tooling costs, as a percentage of net sales. Operating income increased $1.8 million and operating margin remained flat at 10.1%. Operating expenses were negatively affected by approximately $2.2 million in foreign currency translation. In local currency, operating expenses increased by 5% partly due to one-time cost savings initiative costs. We currently anticipate Europe results for 2026 to benefit from recent price increases and recent cost savings initiatives, including on-going footprint optimization efforts. We believe in Europe's long-term potential given on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

Based on business trends and conditions, the Company's outlook for the full fiscal year ending December 31, 2026 is as follows:
•Consolidated operating margin is estimated to be in the range of 19.7% to 20.5%. The operating margin range includes a projected gain of $10.0 million to $12.0 million on the sale of vacant land.
•The effective tax rate is estimated to be in the range of 25.0% to 26.0%, including both federal and state income tax rates as well as international income tax rates, and assuming no tax law changes are enacted.
•Capital expenditures are estimated to be in the range of $80.0 million to $90.0 million.

Results of Operations for the Three Months Ended June 30, 2026, Compared with the Three Months Ended June 30, 2025

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended June 30, 2026, against the results of operations for the three months ended June 30, 2025. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended June 30, 2025 and the three months ended June 30, 2026. Additionally, for the year ended December 31, 2025, the Company reclassified certain quality assurance costs from general and administrative expense to cost of sales. The financial results for the three months ended June 30, 2025 have been recast for comparison purposes and to conform to the current period classification, with $1.5 million of costs being reclassified from general and administrative expense to cost of sales. The reclassification did not have any impact on the total income from operations.

Second Quarter 2026 Consolidated Financial Highlights

The following table shows the change in the Company's results of operations from the three months ended June 30, 2025 to the three months ended June 30, 2026, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
(in thousands)	June 30, 2025	North America	Europe	Asia/ Pacific	Admin & All Other	June 30, 2026
Net sales	$631,055	$29,603	$10,093	$325	$—	$671,076
Cost of sales	338,164	11,351	3,591	11	(234)	352,883
Gross profit	292,891	18,252	6,502	314	234	318,193
Research and development and other engineering expense	20,767	(2,798)	147	(116)	—	18,000
Selling expense	56,443	(4,305)	530	180	—	52,848
General and administrative expense	75,629	3,706	1,645	164	2,428	83,572
Total operating expenses	152,839	(3,397)	2,322	228	2,428	154,420
Acquisition and integration related costs	13	2	148	—	23	186
Net gain on disposal of assets	(205)	149	6	53	(5,546)	(5,543)
Income from operations	140,244	21,498	4,026	33	3,329	169,130
Interest income, net and other	895	47	748	—	2,506	4,196
Other & foreign exchange gain (loss), net	(1,684)	84	(168)	(170)	(497)	(2,435)
Income before income taxes	139,455	21,629	4,606	(137)	5,338	170,891
Provision for income taxes	35,914	5,493	1,163	(49)	1,328	43,849
Net income	$103,541	$16,136	$3,443	$(88)	$4,010	$127,042

Net sales increased 6.3% to $671.1 million from $631.1 million. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84.7% and 84.9% of the Company's total sales in the second quarters of 2026 and 2025, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15.1% and 15.0% of the Company's total sales in the second quarters of 2026 and 2025, respectively.

Gross profit increased 8.6% to $318.2 million from $292.9 million primarily due to higher net sales while gross margins increased to 47.4% from 46.4%. From a product perspective, gross margin slightly increased to 47.3% from 47.0% for wood construction products and increased to 48.3% from 45.0% for concrete construction products, respectively.

Selling expense decreased 6.4% to $52.8 million from $56.4 million, primarily due to decreases of $1.2 million in advertising and trade shows costs, $1.9 million in travel and fuel expenses, $0.8 million in payroll expenses, and $0.3 million in professional services and legal costs, which is offset by increases of $0.5 million in variable compensation. Approximately $0.7 million of patent-filing related costs were reclassified to general and administrative.

General and administrative expense increased 10.5% to $83.6 million from $75.6 million, primarily due to increases of $4.6 million in variable compensation, $2.2 million in professional services and legal costs, $1.0 million in accrued product repairment expenses, $0.7 million in severance costs, $0.7 million in patent-filing expenses reclassified from selling expense, $0.5 million in depreciation and amortization costs, and $0.4 million in leasing expenses, which is offset by decrease of $0.5 million in software related costs, net of amount capitalized, and $1.7 million in personnel costs.

Income from operations increased 20.6% to $169.1 million from $140.2 million mostly due to higher gross profits.

Our effective income tax rate decreased to 25.7% from 25.8%.

Consolidated net income was $127.0 million compared to $103.5 million. Diluted earnings per share was $3.09 compared to $2.47.

Adjusted EBITDA 1 of $196.1 million increased 22.6% compared to $159.9 million, primarily due to higher gross profits.

Net sales

The following table shows net sales by segment for the three months ended June 30, 2026 and 2025, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
Three months ended
June 30, 2025	$492,687	$133,398	$4,970	$631,055
June 30, 2026	522,290	143,491	5,295	671,076
Increase	$29,603	$10,093	$325	$40,021
Percentage increase	6.0%	7.6%	6.5%	6.3%

The following table shows segment net sales as percentages of total net sales for the three months ended June 30, 2026 and 2025, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2025 net sales	78.1%	21.1%	0.8%	100.0%
Percentage of total 2026 net sales	77.8%	21.4%	0.8%	100.0%

Gross profit

The following table shows gross profit (loss) by segment for the three months ended June 30, 2026 and 2025, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
Three months ended
June 30, 2025	$243,885	$48,275	$1,537	$(806)	$292,891
June 30, 2026	262,137	54,777	1,851	(572)	318,193
Increase (decrease)	$18,252	$6,502	$314	$234	$25,302
Percentage Increase	7.5%	13.5%	*	*	8.6%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended June 30, 2026 and 2025, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2025 gross margin percentage	49.5%	36.2%	30.9%	*	46.4%
2026 gross margin percentage	50.2%	38.2%	35.0%	*	47.4%

* The statistic is not meaningful or material.
1 Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to U.S. generally accepted accounting principles (“GAAP”) net income see the schedule titled “Reconciliation of Non-GAAP Financial Measures.”

North America

•Net sales increased 6.0%, primarily due to price increases that took effect in June 2025 and October 2025 partly offset by a slight decrease in unit sales volumes.

•Gross margin increased to 50.2% from 49.5%, primarily due to lower material costs as a percentage of net sales and cost savings initiatives.

•Selling expense decreased 10.0%, primarily due to decreases of $2.1 million in travel and fuel expenses, $1.0 million in advertising and trade show costs, and $1.0 million in personnel costs.

•General and administrative expense increased 7.9%, primarily due to increases of $2.3 million in professional services and legal expenses, $1.0 million in accrued product repairment expenses, $0.7 million in variable compensations, $0.5 million in depreciation and amortization costs, $0.5 million in patent expenses, and $0.5 million in leasing expenses, which is offset by decrease of $1.2 in personnel costs, and $0.8 million in software related costs, net of amount capitalized.

•Income from operations increased by $21.5 million, primarily due to the increases in net sales as well as lower operating expense including lower personnel costs, and software licensing fees as well as a reduction in travel and entertainment costs.

Europe

•Net sales increased 7.6% due to both increased unit sales volumes and price increases as well as the positive effect of approximately $3.7 million in foreign currency translation.

~~•~~Gross margin increased to 38.2% from 36.2%, primarily driven by lower material costs, factory and tooling costs, and labor costs as a percentage of net sales.

•Income from operations increased by $4.0 million to $19.7 million from $15.7 million primarily due to higher gross profits. Operating expenses were negatively affected by approximately $0.7 million in foreign currency translation.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended June 30, 2026 and 2025.

Administrative and All Other

•Loss from operations decreased to $8.5 million from $11.8 million primarily due to a $5.5 million gain from an eminent domain settlement, which is offset by increases of $2.4 million in general and administrative expenses.

Results of Operations for the Six Months Ended June 30, 2026, Compared with the Six Months Ended June 30, 2025

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the six months ended June 30, 2026, against the results of operations for the six months ended June 30, 2025. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the six months ended June 30, 2025 and the six months ended June 30, 2026. In the first quarter of 2026, the Company reclassified certain software amortization costs related to the Company's component manufacturing efforts from general and administrative expense to cost of sales. Additionally, for the year ended December 31, 2025, the Company reclassified certain quality assurance costs from general and administrative expense to cost of sales. The financial results for the six months ended June 30, 2025 have been recast for comparison purposes and to conform to the current period classification, with $3.0 million of costs being reclassified from general and administrative expense to cost of sales. The reclassification did not have any impact on the total income from operations.

Year-to-Date (6-months) 2026 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the six months ended June 30, 2026, from the six months ended June 30, 2025, and the increases or decreases for each category by segment:

	Six Months Ended	Increase (Decrease) in Operating Segment				Six Months Ended
(in thousands)	June 30, 2025	North America	Europe	Asia/ Pacific	Admin & All Other	June 30, 2026
Net sales	$1,169,950	$70,829	$17,280	$981	$—	$1,259,040
Cost of sales	626,493	41,272	6,854	594	(257)	674,956
Gross profit	543,457	29,557	10,426	387	257	584,084
Research and development and other engineering expense	40,606	(4,394)	568	(149)	—	36,631
Selling expense	110,607	(5,640)	1,996	348	—	107,311
General and administrative expense	149,821	4,478	5,309	261	1,265	161,134
Total operating expenses	301,034	(5,556)	7,873	460	1,265	305,076
Acquisition and integration related costs	140	2	569	—	40	751
Net gain on disposal of assets	(280)	151	176	10	(5,547)	(5,490)
Income from operations	242,563	34,960	1,808	(83)	4,499	283,747
Interest income, net and other	1,998	(149)	635	1	6,144	8,629
Other & foreign exchange gain, net	(626)	(527)	(1,379)	(605)	(2,050)	(5,187)
Income before income taxes	243,935	34,284	1,064	(687)	8,593	287,189
Provision for income taxes	62,510	7,865	(23)	(157)	1,736	71,931
Net income	$181,425	$26,419	$1,087	$(530)	$6,857	$215,258

Net sales increased 7.6% to $1,259.0 million from $1,170.0 million. Wood construction product sales represented 84.7% and 85.1% of the Company's total sales in the first six months of 2026 and 2025, respectively. Concrete construction product sales represented 15.1% and 14.7% of the Company's total sales in the first six months of 2026 and 2025, respectively.

Gross profit increased 7.5% to $584.1 million from $543.5 million. Gross margins remained relatively flat, supported by pricing, favorable mix and operational efficiencies. Gross margins for wood construction products was 46.7% for both six months ended 2026 and 2025, and decreased to 44.5% from 47.0% for concrete construction products.

Research and development and engineering expense decreased 9.8% to $36.6 million from $40.6 million, primarily due to decreases of $1.0 million in personnel costs, $1.0 million in patent expenses, $0.6 million in depreciation and amortization costs, $0.5 million in professional services and legal fees, $0.3 million in software related costs, net of amount capitalized, and $0.2 million in travel and fuel expenses.

Selling expense decreased to $107.3 million from $110.6 million, primarily due to decreases of $2.2 million in travel and fuel expenses, $1.3 million in personnel costs, and $0.7 million in advertising and trade shows, which is partially offset by increases of $0.6 million in variable compensations, and $0.2 million in leasing expenses. Approximately $0.7 million of patent-filing related costs were reclassified to general and administrative.

General and administrative expense increased to $161.1 million from $149.8 million, primarily due to increases of $5.1 million in variable compensation, $2.1 million in software related costs, net of amount capitalized, $2.0 million in depreciation and amortization expenses, $1.2 million in professional services and legal expenses, $1.2 million in patent expenses, $1.0 million in accrued product repairment expenses, $0.9 million in leasing expenses, $0.8 million in severance costs, and $0.7 million of patent-filing related costs reclassified from selling expense, partially offset by a decrease of $2.9 million in personnel costs.

Income from operations increased 17.0% to $283.7 million from $242.6 million primarily due to higher gross profits.

Our effective income tax rate decreased to 25.0% from 25.6%.

Consolidated net income was $215.3 million compared to $181.4 million. Diluted earnings per share was $5.22 compared to $4.33.

Adjusted EBITDA2 of $335.4 million increased 18.9% compared to $282.1 million primarily due to higher gross profits.

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2025 and 2026:

(in thousands)	North America	Europe	Asia/ Pacific	Total
Six Months Ended
June 30, 2025	$913,386	$247,258	$9,306	$1,169,950
June 30, 2026	984,215	264,538	10,287	1,259,040
Increase	$70,829	$17,280	$981	$89,090
Percentage increase	7.8%	7.0%	10.5%	7.6%

The following table represents segment sales as percentages of total net sales for the six-month periods ended June 30, 2025 and 2026, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2025 net sales	78.1%	21.1%	0.8%	100.0%
Percentage of total 2026 net sales	78.2%	21.0%	0.8%	100.0%

Gross profit

The following table represents gross profit (loss) by segment for the six-month periods ended June 30, 2025 and 2026:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
Six Months Ended
June 30, 2025	$453,313	$88,297	$3,260	$(1,413)	$543,457
June 30, 2026	482,870	98,723	3,647	(1,156)	584,084
Increase (decrease)	$29,557	$10,426	$387	$257	$40,627
Percentage increase	6.5%	11.8%	*	*	7.5%

* The statistic is not meaningful or material

2 Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to U.S. generally accepted accounting principles (“GAAP”) net income see the schedule titled “Reconciliation of Net Income to Adjusted EBITDA.”

The following table represents gross margins by segment for the six-month periods ended June 30, 2025 and 2026:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2025 gross margin percentage	49.6%	35.7%	35.0%	*	46.5%
2026 gross margin percentage	49.1%	37.3%	35.5%	*	46.4%

* The statistic is not meaningful or material.

North America

•Net sales increased 7.8%, primarily due to price increases that took effect in June 2025 and October 2025 and an increase in sales volumes, as well as the positive effect of approximately $1.4 million in foreign currency translation.

•Gross margin decreased from 49.6% to 49.1%, reflecting primarily the impact from tariffs and higher labor and factory and overhead costs, as a percentage of net sales, partially offset by cost savings initiatives.

•Selling expense decreased 6.7%, primarily due to decreases of $2.2 million in travel and fuel expenses, $2.0 million in personnel costs, $0.6 million in advertising and trade shows expenses, $0.5 million in professional services and legal expenses, and $0.2 million in software related costs, net of amount capitalized.

•General and administrative expense increased 4.8%, primarily due to increases of $1.1 million in professional services and legal expenses, $1.3 million in depreciation and amortization expenses, $1.2 million in software related costs, net of amount capitalized, $1.0 million in leasing expenses, $1.0 million in accrued product repairment expenses, $1.1 million in patent expenses, and $0.4 million in variable compensation, which is partially offset by decreases of $2.9 million in personnel costs.

•Income from operations increased $35.0 million, due to higher gross profit and decreased operating expenses.

Europe

•Net sales increased 7.0%, due to both increased unit sales volumes and price increases as well as the positive effect of approximately $17.8 million in foreign currency translation.

•Gross margin increased to 37.3% from 35.7%, primarily driven by higher pricing and lower material costs, factory and tooling costs, and labor costs as a percentage of net sales.

•Income from operations increased $1.8 million, primarily due to higher gross margins on increased net sales, which is offset by the increase of operating expenses.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the six months ended June 30, 2026 and 2025.

Administrative and All Other

•Loss from operations decreased to $19.5 million from $24.0 million primarily due to a $5.5 million gain from eminent domain settlement, which is offset by an increase of $1.3 million general and administrative expenses.

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

On December 16, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of March 30, 2022. The Second Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $600 million (the “revolving credit facility”), which includes a letter of credit sub-facility of up to $50 million, and for a 5-year term loan facility of $300 million (the “term loan facility”). The Company has the ability to increase the principal amount of the Credit Facilities by an additional amount equal to the greater of $525 million and 100% of consolidated EBITDA for the most recently ended fiscal quarter, by obtaining additional commitments from existing lenders or new lenders and satisfying certain other customary conditions. As of June 30, 2026, the Company had borrowings of $44.2 million under the revolving credit facility and $292.5 million under the term loan facility, and has $555.8 million available to borrow under the revolving credit facility.

As of June 30, 2026, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, including $136.6 million that is held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

We believe the Company's balances of cash and cash equivalents, cash flows from operating activities, and access to borrowings under our credit facilities are sufficient to satisfy its liquidity requirements and capital needs over the next 12 months and beyond.

The following table shows selected financial information as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively:

	As of June 30,	As of December 31,	As of June 30,
(in thousands)	2026	2025	2025
Cash and cash equivalents	$450,526	$384,138	$190,400
Property, plant and equipment, net	614,989	627,854	597,536
Equity & other investments, goodwill and intangible assets	923,898	956,665	977,877
Non-cash net working capital	571,925	586,570	694,858

The following table presents the significant categories of cash flows used or provided during the six-month periods ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$248,483	$132,778
Investing activities	(26,329)	(90,568)
Financing activities	(163,044)	(95,617)

Cash flow from operating activities result primarily from our earnings before non-cash items such as depreciation, amortization, and stock-based compensation, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. Our revenues are derived from manufacturing and sales of building construction materials. Our operating cash flows are impacted by prevailing macro-economic conditions and subject to seasonality, which is cyclically associated with the volume and timing of construction project starts. For example, as a result of seasonality our trade accounts receivable are generally lowest at the end of the fourth quarter and increase during the first, second, and third quarters as construction activity ramps in markets we serve.

During the six months ended June 30, 2026, operating activities provided $248.5 million in cash, as a result of $215.3 million from net income plus $75.7 million of non-cash expenses such as depreciation and amortization, stock-based compensation, and leases. This amount was partly offset by $42.5 million used for the net change in operating assets and liabilities. The net change in operating assets and liabilities included an increase of $138.4 million in trade accounts receivable which was partly offset by a decrease of $74.9 million in inventory and an increase of $42.7 million in trade accounts payable.

Cash flow used in investing activities of $26.3 million during the six months ended June 30, 2026 consisted primarily of $33.0 million used for machinery and equipment purchases. Due to updated forecasts on the timing of the spend and subject to future events and circumstances, capital expenditures are estimated to be in the range of $80.0 million to $90.0 million. Capital expenditures will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs.

Cash flow used in financing activities of $163.0 million during the six months ended June 30, 2026 consisted primarily of $98.7 million in stock repurchases, $37.5 million in loan principal payments, and $23.9 million used to pay dividends to our stockholders.

On July 23, 2026, the Board declared a quarterly cash dividend of $0.30 per share, estimated to be $12.2 million in aggregate. The dividend will be payable on October 22, 2026, to the Company's stockholders of record on October 1, 2026.

Since the beginning of 2023 through the period ended June 30, 2026, we have returned $531.9 million to stockholders, which represents 52.7% of our free cash flow from operations during the same period, and over the same period the Company has repurchased 2.1 million shares of the Company's common stock, which represents approximately 5.0% of the outstanding shares of the Company's common stock at the start of 2022.

Reconciliation of Non-GAAP Financial Measures
(In thousands) (Unaudited)

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$127,042	$103,541	$215,258	$181,425

Provision for income taxes	43,849	35,914	71,931	62,510
Interest (income) expense, net and other financing costs	(4,196)	(895)	(8,629)	(1,998)
Depreciation and amortization	25,437	20,995	50,948	40,517
Other*	3,951	338	5,936	(387)
Adjusted EBITDA	$196,083	$159,893	$335,444	$282,067
*Other: Includes acquisition integration and restructuring related expenses, non-qualified deferred compensation plan adjustments, other & foreign exchange loss net, and net loss or gain on disposal of assets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

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

We may manage our exposure to transactional risk by entering into foreign currency forward contracts and cross currency swaps for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2021, 2022, 2023, 2025 and 2026, we entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Agreement, which bears interest at variable rates. As of June 30, 2026, the outstanding debt under the Credit Agreement subject to interest rate fluctuations was $336.7 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on the balances outstanding under our Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 7, “Derivatives and Hedging Instruments,” for further information on our interest rate swap contracts in effect as of June 30, 2026.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchases of steel, a significant raw material upon which our manufacturing depends. Steel costs were relatively stable into early 2025 but began to rise in late 2025 and continued increasing during the second quarter of 2026. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (the “CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act of 1934. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the second quarter of 2026.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
April 1 - April 30, 2026	52	$167.17	—	$100,000
May 1 - May 31, 2026	184,834	185.51	184,834	65,712
June 1 - June 30, 2026	75,036	192.32	75,012	51,286
Total	259,922
(1) Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the second quarter of 2026.
(2) On October 23, 2025, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $150.0 million of shares of the Company's common stock, effective January 1, 2026 through December 31, 2026. Repurchases under the share repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. From May 1, 2026 to June 30, 2026, the Company repurchased 259,846 shares of the Company’s common stock in the open market at an average price of $187.47 per share, for a total of $48.7 million. On July 23, 2026, the Board increased the 2026 share repurchase authorization from $150.0 million to $200.0 million. From July 1, 2026 to July 31, 2026, the Company repurchased 133,146 shares of the Company’s common stock in the open market at an average price of $191.49 per share, for a total of $25.5 million. As of July 31, 2026, approximately $75.8 million remained available for share repurchase through December 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 6, 2026	By /s/Matt Dunn
Matt Dunn
Chief Financial Officer
(principal accounting and financial officer)