Form 10-Q
period 2026-09-30
Simpson Manufacturing Co., Inc.
filed 2026-11-05
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2026 was 40,541,461.

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2026	2025	2025
ASSETS
Current assets
Cash and cash equivalents	$491,251	$297,304	$384,138
Trade accounts receivable, net	409,361	395,353	302,688
Inventories	511,886	591,877	594,192
Other current assets	58,637	64,834	71,485
Total current assets	1,471,135	1,349,368	1,352,503
Property, plant and equipment, net	609,959	613,896	627,854
Operating lease right-of-use assets	104,529	94,363	115,060
Goodwill	542,472	557,836	558,521
Intangible assets, net	357,129	392,517	387,729
Other noncurrent assets	39,551	37,443	31,959
Total assets	$3,124,775	$3,045,423	$3,073,626
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$111,922	$103,593	$91,467
Accrued liabilities and other current liabilities	309,004	277,204	275,328
Long-term debt, current portion	15,000	22,500	15,000
Total current liabilities	435,926	403,297	381,795
Operating lease liabilities, net of current portion	85,777	76,599	96,819
Long-term debt, net of current portion and issuance costs	289,829	346,709	355,509
Deferred income tax	110,857	94,088	99,792
Other long-term liabilities	53,034	111,437	104,234
Total liabilities	975,423	1,032,130	1,038,149
Commitments and contingencies (see Note 12)
Non-qualified deferred compensation plan share awards	4,173	6,653	5,715
Stockholders’ equity
Common stock, at par value	413	419	419
Additional paid-in capital	334,131	322,828	324,846
Retained earnings	2,012,038	1,798,165	1,843,289
Common stock held in non-qualified deferred compensation plan ("DCP")	(4,386)	(2,859)	(3,154)
Treasury stock	(166,508)	(90,755)	(121,035)
Accumulated other comprehensive loss	(30,509)	(21,158)	(14,603)
Total stockholders’ equity	2,145,179	2,006,640	2,029,762
Total liabilities, mezzanine equity, and stockholders’ equity	$3,124,775	$3,045,423	$3,073,626

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$638,130	$623,513	$1,897,170	$1,793,463
Cost of sales	346,547	335,842	1,021,503	962,335
Gross profit	291,583	287,671	875,667	831,128
Operating expenses:
Research and development and other engineering expense	18,907	20,793	55,538	61,399
Selling expense	54,928	56,123	162,239	166,730
General and administrative expense	76,663	83,784	237,797	233,605
Total operating expenses	150,498	160,700	455,574	461,734
Acquisition and integration related costs	141	309	892	449
Net gain on disposal of assets	(65)	(14,081)	(5,555)	(14,361)
Income from operations	141,009	140,743	424,756	383,306
Interest income, net and other finance costs	4,665	2,317	13,294	4,315
Other & foreign exchange gain (loss), net	679	777	(4,508)	151
Income before taxes	146,353	143,837	433,542	387,772
Provision for income taxes	37,229	36,393	109,160	98,903
Net income	$109,124	$107,444	$324,382	$288,869
Other comprehensive income
Translation adjustments and other, net of tax	(7,413)	352	(25,460)	64,610
Unamortized pension adjustments, net of tax	90	(16)	(79)	394
Cash flow hedge adjustment, net of tax	3,263	5,158	9,633	(39,389)
Comprehensive net income	$105,064	$112,938	$308,476	$314,484
Net income per common share:
Basic	$2.69	$2.59	$7.92	$6.92
Diluted	$2.68	$2.58	$7.90	$6.89
Weighted-average number of shares outstanding
Basic	40,612	41,520	40,932	41,737
Diluted	40,738	41,704	41,059	41,903
Cash dividends declared per common share	$0.30	$0.29	$0.89	$0.86

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended September 30, 2026 and 2025

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at June 30, 2026	40,815	$413	$334,546	$1,911,150	$(26,449)	$(2,394)	$(99,508)	$2,117,758
Net income	—	—	—	109,124	—	—	—	109,124
Translation adjustment and other, net of tax	—	—	—	—	(7,413)	—	—	(7,413)
Pension adjustment, net of tax	—	—	—	—	90	—	—	90
Cash flow hedges, net of tax	—	—	—	—	3,263	—	—	3,263
Stock-based compensation expense and deferred compensation plan ("DCP") expense	—	—	(2,973)	—	—	—	—	(2,973)
Common stock held in DCP	(8)	—	2,600	—	—	(2,600)	—	—
Distribution/ diversification of common stock held in DCP	5	—	—		—	608	—	608
Change in redemption value of stock awards in DCP	—	—		3,927	—	—	—	3,927
Shares issued from release of Restricted Stock Units	3	—	(42)	—	—	—	—	(42)
Repurchase of common stock, including excise tax	(352)	—	—	—	—	—	(67,000)	(67,000)
Retirement of common stock	—	—	—	—	—	—	—	—
Cash dividends declared on common stock, $0.30 per share	—	—	—	(12,163)	—	—	—	(12,163)
Balance at September 30, 2026	40,463	$413	$334,131	$2,012,038	$(30,509)	$(4,386)	$(166,508)	$2,145,179

Balance at June 30, 2025	41,590	$419	$315,528	$1,702,437	$(26,652)	$(1,235)	$(60,457)	$1,930,040
Net income	—	—	—	107,444	—	—	—	107,444
Translation adjustment and other, net of tax	—	—	—	—	352	—	—	352
Pension adjustment, net of tax	—	—	—	—	(16)	—	—	(16)
Cash flow hedges, net of tax	—	—	—	—	5,158	—	—	5,158
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	5,705	—	—	—	—	5,705
Common stock held in DCP	—	—	1,686	—	—	(1,686)	—	—
Distribution/ diversification of common stock held in DCP	1	—	—	—	—	62	—	62
Change in redemption value of share awards in DCP	—	—		246	—	—	—	246
Shares issued from release of Restricted Stock Units	1	—	(91)	—	—	—	—	(91)
Repurchase of common stock, including excise tax	(159)	—	—	—	—	—	(30,298)	(30,298)
Cash dividends declared on common stock, $0.29 per share	—	—	—	(11,962)	—	—	—	(11,962)
Balance at September 30, 2025	41,433	$419	$322,828	$1,798,165	$(21,158)	$(2,859)	$(90,755)	$2,006,640
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Nine Months Ended September 30, 2026 and 2025

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	DCP Vested	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Stock	Total
Balance at December 31, 2025	41,255	$419	$324,846	$1,843,289	$(14,603)	$(3,154)	$(121,035)	$2,029,762
Net income	—	—	—	324,382	—	—	—	324,382
Translation adjustment, net of tax	—	—	—	—	(25,460)	—	—	(25,460)
Pension adjustment and other, net of tax	—	—	—	—	(79)	—	—	(79)
Cash flow hedges, net of tax	—	—	—	—	9,633	—	—	9,633
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	10,366	—	—	—	—	10,366
Common stock held in DCP	(58)	—	2,216	—	—	(2,216)	—	—
Distribution/ diversification of common stock held in DCP	18	—	—	—	—	984	—	984
Changes in redemption value of stock awards in DCP	—	—	—	1,782	—	—	—	1,782
Shares issued from release of Restricted Stock Units	110	1	(6,346)	—	—	—	—	(6,345)
Repurchase of common stock, including excise tax	(881)	—	—	—	—	—	(166,508)	(166,508)
Retirement of treasury stock	—	(7)	—	(121,028)	—	—	121,035	—
Cash dividends declared on common stock, $0.89 per share	—	—	—	(36,387)	—	—	—	(36,387)
Common stock issued at $161.47 per share for stock bonus	19	—	3,049	—	—	—	—	3,049
Balance at September 30, 2026	40,463	$413	$334,131	$2,012,038	$(30,509)	$(4,386)	$(166,508)	$2,145,179

Balance at December 31, 2024	41,878	$424	$307,197	$1,646,568	$(46,773)	$(1,297)	$(100,771)	$1,805,348
Net income	—	—	—	288,869	—	—	—	288,869
Translation adjustment, net of tax	—	—	—	—	64,610	—	—	64,610
Pension adjustment and other, net of tax	—	—	—	—	394	—	—	394
Cash flow hedges, net of tax	—	—	—	—	(39,389)	—	—	(39,389)
Stock-based compensation and deferred compensation plan ("DCP") expense	—	—	15,061	—	—	—	—	15,061
Common stock held in DCP	(16)	—	1,724	—	—	(1,724)	—	—
Distribution/ diversification of common stock held in DCP	1	—	—	—	—	162	—	162
Change in redemption value of share awards in DCP	—	—	—	(656)	—	—	—	(656)
Shares issued from release of Restricted Stock Units	71	1	(4,680)	—	—	—	—	(4,679)
Repurchase of common stock, including excise tax	(522)	—	—	—	—	—	(90,755)	(90,755)
Retirement of treasury stock	—	(6)	—	(100,765)	—	—	100,771	—
Cash dividends declared on common stock, $0.86 per share	—	—	—	(35,851)	—	—	—	(35,851)
Common stock issued at $165.83 per share for stock bonus	21	—	3,526	—	—	—	$—	3,526
Balance at September 30, 2025	41,433	$419	$322,828	$1,798,165	$(21,158)	$(2,859)	$(90,755)	$2,006,640
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$324,382	$288,869
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of assets	(5,555)	(14,361)
Depreciation and amortization	77,655	64,619
Noncash lease expense	15,851	14,789
Loss in equity method investment, before tax	(337)	450
Deferred income taxes	5,744	3,549
Noncash compensation related to stock plans and other changes in the fair value of DCP	23,165	19,716
(Recovery) provision for credit losses	(947)	1,772
Deferred hedge gain	(4,954)	(5,320)
Changes in operating assets and liabilities
Trade accounts receivable	(109,824)	(101,822)
Inventories	68,170	20,819
Trade accounts payable	21,249	1,330
Other current assets	10,143	454
Accrued liabilities and other current liabilities	(4,436)	21,737
Other noncurrent assets and liabilities	1,212	(13,629)
Net cash provided by operating activities	421,518	302,972
Cash flows from investing activities
Capital expenditures	(44,700)	(124,343)
Purchases of equity investments	(2,001)	(3,236)
Proceeds from sale of property and equipment	6,577	21,050
Proceeds from partial termination of hedge	673	—
Net cash used in investing activities	(39,451)	(106,529)
Cash flows from financing activities
Repurchase of common stock	(165,044)	(90,000)
Issuance of common stock	3,050	3,526
Proceeds from line of credits	565	29,509
Repayments of line of credit and term loan	(66,250)	(45,939)
Dividends paid	(36,202)	(35,557)
Cash paid on behalf of employees for shares withheld	(6,345)	(4,680)
Net cash used in financing activities	(270,226)	(143,141)
Effect of exchange rate changes on cash and cash equivalents	(4,728)	4,631
Net decrease in cash and cash equivalents	107,113	57,933
Cash and cash equivalents at beginning of period	384,138	239,371
Cash and cash equivalents at end of period	$491,251	$297,304
Noncash activity during the period
Noncash capital expenditures	$4,956	$8,010
Dividends declared but not paid	12,163	11,962
Issuance of Company’s common stock for compensation	3,050	3,526
The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). Investments in 50% or less owned entities are accounted for using either the cost or the equity method. All significant intercompany transactions have been eliminated. Certain amounts in the Condensed Consolidated Financial Statements of the prior year have been reclassified to conform to the fiscal 2026 presentation. In the first quarter of 2026, the Company reclassified certain software amortization costs related to the Company's component manufacturing efforts from general and administrative expense to cost of sales. These reclassifications had no net impact on the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Earnings and Comprehensive Income, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flow. Additionally, for the year ended December 31, 2025, the Company reclassified certain quality assurance costs from general and administrative expense to cost of sales. The financial results for the three months and nine months ended September 30, 2025 have been recast for comparison purposes and to conform to the current period classification, with $1.6 million and $4.6 million of costs being reclassified from general and administrative expense to cost of sales. The reclassification did not have any impact on the total income from operations.

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

Current Estimated Allowance for Credit Losses

The Company maintains an allowance for credit losses for estimated future expected credit losses resulting from customers' failure to make payments on its accounts receivable. The Company determines the estimate of the allowance for accounts receivable credit losses by considering several factors, including (1) specific information on the financial condition and the current creditworthiness of customers, (2) credit rating, (3) payment history and historical experience, (4) aging of the accounts receivable, and (5) reasonable and supportable forecasts about collectability. The Company also reserves 100% of the amounts deemed uncollectible due to a customer's deteriorating financial condition or bankruptcy. Every quarter, the Company evaluates the customer group using the accounts receivable aging report and its best judgment when considering changes in customers' credit ratings, level of delinquency, customers' historical payments and loss experience, current market and economic conditions, and expectations of future market and economic conditions.

The changes in the allowance for accounts receivable credit losses for the nine months ended September 30, 2026 are outlined in the table below:

	December 31, 2025	Expense (Deductions), net	Recoveries (Write-Offs), net [1]	September 30, 2026
Allowance for credit losses	$4,068	(947)	1,797	$4,918
1Amount is net of the effect of foreign currency fluctuations.

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

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of September 30, 2026 and 2025:

	2026			2025
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$47,243	$—	$—	$32,148	$—	$—
Derivative instruments - assets (3)	—	11,391	—	—	15,223	—
Investment in deferred compensation plan (4)	4,270	—	—	1,317	—	—
Liabilities
Term loan (2)	—	288,750	—	—	371,250	—
Revolver (2)	—	19,247	—	—	—	—
Derivative instruments - liabilities (3)	—	52,349	—	—	87,461	—
Deferred compensation plan liabilities (4)	8,430	—	—	5,620	—	—
Contingent considerations	—	—	6,400	—	—	5,400

(1) The carrying amounts of cash equivalents, representing money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of September 30, 2026 and 2025 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of September 30, 2026 based upon their terms and conditions in comparison to debt instruments with similar terms and conditions available on the same date.
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

Stock-Based Compensation

The Company recognizes stock-based compensation expense related to the estimated fair value of restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of three or four years. Stock-based compensation related to performance share grants is measured based on grant date fair value and expensed on a graded basis over the service period of the awards, which is generally a performance period of three years. The performance conditions are based on the Company's achievement of revenue growth and return on invested capital over the performance period, or sales volume growth exceeding United States housing starts growth and earnings per share growth exceeding sales and dollar growth. The awards are evaluated for the probability of vesting at the end of each reporting period with changes in expected results cumulatively recognized as an adjustment to expense. The assumptions used to calculate the fair value of restricted stock grants are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Awards that are indexed to a factor, in addition to the Company's volume growth that is not a market, performance, or service condition are classified as liabilities. Liability-classified awards are measured at fair value on the grant date and remeasured at the end of each reporting period until settlement, with changes in fair value recognized in compensation expense.

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

Wood Construction Products Revenue. Wood construction products represented approximately 84.3% and 84.8% of total net sales for the nine months ended September 30, 2026 and 2025, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 15.4% and 15.0% of total net sales for the nine months ended September 30, 2026 and 2025, respectively.

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

Contract liabilities consist of billings in excess of costs and earnings and other deferred revenue on cancellable contracts. The time period between when consideration was received to when performance obligations are complete may not be significant. As of September 30, 2026 and 2025, the Company's contract liability was $1.3 million and $4.1 million, respectively. The Company recognized revenue of $0.9 million and $3.0 million from the contract liability during the three months ended September 30, 2026 and 2025, respectively, and $4.8 million and $8.6 million during the nine months ended September 30, 2026 and 2025, respectively. The Company had no material contract assets from contract with customers.

3.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income available to common stockholders	$109,124	$107,444	$324,382	$288,869

Basic weighted-average shares outstanding	40,612	41,520	40,932	41,737
Dilutive effect of potential common stock equivalents	126	184	127	166
Diluted weighted-average shares outstanding	40,738	41,704	41,059	41,903
Net earnings per common share:
Basic	$2.69	$2.59	$7.92	$6.92
Diluted	$2.68	$2.58	$7.90	$6.89

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

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $6.9 million and $5.8 million for the three months ended September 30, 2026 and 2025, respectively, and $21.9 million and $18.7 million for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, the Company granted an aggregate of 122,488 RSUs and PSUs to the Company's employees, including officers at an estimated weighted-average fair value of $179.74 per share based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based, time and performance-based, or performance-based and indexed to United States housing starts. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

Certain other PSUs are granted to officers and key employees, where the number of awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period and indexed to the United States housing starts growth. Awards that are indexed to a factor, in addition to the Company's performance criteria that is not a market, performance, or service condition are classified as liabilities and are remeasured at fair value at the end of each reporting period until settlement. During the nine months ended September 30, 2026, the Company granted an aggregate of 52,686 liability classified PSUs at a grant date fair value of $179.07 per award, or $9.4 million in the aggregate, and their fair value at September 30, 2026 was $173.61 per award or $9.1 million in aggregate. As of September 30, 2026 the Company recognized $6.9 million of stock-based compensation expense related to the liability classified awards with a corresponding share-based compensation liability.

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

As of September 30, 2026, the Company's aggregate unamortized stock compensation expense was approximately $32.5 million, which is expected to be recognized in expense over a weighted-average period of 2.2 years.

5.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of September 30,		As of December 31,
(in thousands)	2026	2025	2025
Trade accounts receivable	$419,135	$404,041	$310,209
Allowance for credit losses	(4,918)	(4,640)	(4,068)
Allowance for sales discounts and returns	(4,856)	(4,048)	(3,453)
	$409,361	$395,353	$302,688

6.    Inventories

The components of inventories are as follows:

	As of September 30,		As of December 31,
(in thousands)	2026	2025	2025
Raw materials	$148,490	$187,929	$193,929
In-process products	55,223	58,590	57,410
Finished products	308,173	345,358	342,853
	$511,886	$591,877	$594,192

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

As of September 30, 2026, the aggregate notional amounts of the Company's outstanding interest rate contracts, cross currency swap contracts, EUR forward contract, and net investment hedge were $288.8 million, $365.6 million, $321.7 million, and $557.2 million, respectively.

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

The effects of cash flow hedge accounting on the Condensed Consolidated Statements of Earnings and Comprehensive Income for the nine months ended September 30, were as follows:

	2026			2025
(in thousands)	Cost of sales	Interest income, net and other finance costs	Other & foreign exchange loss, net	Cost of sales	Interest income, net and other finance costs	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$1,021,503	$13,294	$(4,508)	$962,335	$4,315	$151
The effects of cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain (loss) reclassified from OCI to earnings	—	4,113	—	—	5,868	—
Cross currency swap contract
Amount of gain (loss) reclassified from OCI to earnings	—	1,751	16,542	—	1,929	(49,869)

The effects of derivative instruments on the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended September 30, 2026 and 2025 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2026	2025		2026	2025
Interest rate contracts	$247	$364	Interest expense	$1,033	$1,952
Cross currency contracts	4,596	4,211	Interest expense	627	390
			FX gain (loss)	3,339	11
Total	$4,843	$4,575		$4,999	$2,353

The effects of derivative instruments on the Condensed Consolidated Statements of Earnings and Comprehensive Income for the nine months ended September 30, 2026 and 2025 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Loss Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2026	2025		2026	2025
Interest rate contracts	$2,245	$(1,759)	Interest expense	$4,113	$5,868
Cross currency contracts	18,272	(45,007)	Interest expense	1,751	1,929
			FX loss	16,542	(49,869)
Total	$20,517	$(46,766)		$22,406	$(42,072)

For the three months ending September 30, 2026 and 2025, net investment hedge gain of $5.8 million and gain of $7.8 million were included in OCI, respectively. For the three months ending September 30, 2026 and 2025, excluded gain of $1.8 million and loss of $1.3 million were reclassified from OCI to interest expense, respectively.

For the nine months ending September 30, 2026 and 2025, net investment hedge gain of $22.1 million and loss of $41.8 million were included in OCI, respectively. For the nine months ending September 30, 2026 and 2025, excluded gain of $7.9 million and loss of $3.8 million were reclassified from OCI to interest expense, respectively.

As of September 30, 2026, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheets were comprised of an asset of $11.4 million, of which $7.0 million is included in Other current assets, the balance of $4.4 million included in the Other noncurrent assets, and of a liability of $52.3 million, of which $31.6 million is included in Other current liabilities, the balance of $20.7 million included in the Other long-term liabilities of the Condensed Consolidated Balance Sheets.

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of September 30,		As of December 31,
(in thousands)	2026	2025	2025
Land	$60,319	$59,872	$61,552
Buildings and site improvements	365,584	249,461	363,959
Leasehold improvements	16,970	12,614	12,465
Machinery and equipment	738,661	623,523	678,885
	1,181,534	945,470	1,116,861
Less: accumulated depreciation and amortization	(625,913)	(560,817)	(577,223)
	555,621	384,653	539,638
Capital projects in progress	54,338	229,243	88,216
Total	$609,959	$613,896	$627,854

Assets held-for sale

In January 2025, the Company made the decision to sell its vacant land that is part of the Company's North America segment. The Company determined that the long-lived asset met the criteria to be classified as held for sale in its financial statements. As of September 30, 2026, the asset's carrying value of approximately $2.4 million was included in Other current assets within the Condensed Consolidated Balance Sheets. On October 2, 2026 the Company completed the sale of its vacant land and expects to recognize a gain of $11.0 million in the net gain on disposal of assets within the Condensed Consolidated Statements of Earnings and Comprehensive Income during the fourth quarter of fiscal 2026.

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

9.    Goodwill and Intangible Assets, net

Goodwill consisted of the following:

	As of September 30,		As of December 31,
(in thousands)	2026	2025	2025
North America	$130,866	$131,088	$130,961
Europe	410,272	425,487	426,283
Asia/Pacific	1,334	1,261	1,277
Total	$542,472	$557,836	$558,521

Amortizable intangible assets were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance as of December 31, 2024	$53,472	$(8,322)	$45,150
Disposals	(3,434)	—	(3,434)
Amortization	—	(2,553)	(2,553)
Foreign exchange	5,522	—	5,522
Balance as of September 30, 2025	55,560	(10,875)	44,685
Disposals	(250)	—	(250)
Reclassification	95	—	95
Amortization	—	(1,014)	(1,014)
Foreign exchange	50	—	50
Balance as of December 31, 2025	55,455	(11,889)	43,566
Amortization	—	(2,967)	(2,967)
Reclassifications	—	13	13
Foreign exchange	(306)	—	(306)
Balance as of September 30, 2026	$55,149	$(14,843)	$40,306

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance as of December 31, 2024	$22,459	$(21,270)	$1,189
Amortization	—	(545)	(545)
Foreign exchange	115	—	115
Balance as of September 30, 2025	22,574	(21,815)	759
Acquisitions	1,875	—	1,875
Amortization	—	(181)	(181)
Reclassification	(45)	45	—
Foreign exchange	3	—	3
Balance as of December 31, 2025	24,407	(21,951)	2,456
Amortization	—	(408)	(408)
Foreign exchange	166	—	166
Balance as of September 30, 2026	$24,573	$(22,359)	$2,214

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other
Balance as of December 31, 2024	$40,567	$(18,717)	$21,850
Amortization	—	(3,170)	(3,170)
Reclassification	(270)	—	(270)
Foreign exchange	69	—	69
Balance as of September 30, 2025	40,366	(21,887)	18,479
Amortization	—	(796)	(796)
Reclassification	1,958	(291)	1,667
Foreign exchange	(3)	—	(3)
Balance as of December 31, 2025	42,321	(22,974)	19,347
Amortization	—	(2,634)	(2,634)
Reclassifications	—	904	904
Foreign exchange	(218)	—	(218)
Balance as of September 30, 2026	$42,103	$(24,704)	$17,399

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance as of December 31, 2024	$264,985	$(63,761)	$201,224
Amortization	—	(13,611)	(13,611)
Reclassification	919	—	919
Foreign exchange	24,869	—	24,869
Balance as of September 30, 2025	290,773	(77,372)	213,401
Amortization	—	(4,791)	(4,791)
Reclassification	(1,870)	—	(1,870)
Foreign exchange	218	—	218
Balance as of December 31, 2025	289,121	(82,163)	206,958
Amortization	—	(14,445)	(14,445)
Reclassifications	—	(434)	(434)
Foreign exchange	(7,406)	—	(7,406)
Balance as of September 30, 2026	$281,715	$(97,042)	$184,673

Definite-lived and indefinite-lived intangible assets, net, by segment were as follows:

	As of September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$117,890	$(51,102)	$66,788
Europe	393,431	(107,033)	286,398
Asia/Pacific	5,247	(1,304)	3,943
Total	$516,568	$(159,439)	$357,129

	As of September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$116,273	$(44,102)	$72,171
Europe	404,333	(87,203)	317,130
Asia/Pacific	4,116	(900)	3,216
Total	$524,722	$(132,205)	$392,517

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
North America	$117,890	$(45,807)	$72,083
Europe	404,674	(92,192)	312,482
Asia/Pacific	4,152	(988)	3,164
Total	$526,716	$(138,987)	$387,729

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $6.7 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively, and was $20.5 million and $19.9 million for the nine months ended September 30, 2026 and 2025, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 5.7 years.

Indefinite-lived intangible assets are primarily trade names, which totaled $112.5 million, $115.3 million, and $115.4 million as of September 30, 2026 and 2025 and December 31, 2025, respectively.

At September 30, 2026, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining three months of 2026	$6,868
2027	25,102
2028	24,950
2029	24,068
2030	22,944
2031	22,157
Thereafter	118,503
$244,592

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2026, were as follows:

(in thousands)	Goodwill	Intangible Assets
Balance at December 31, 2025	$558,521	$387,729
Amortization	—	(20,452)
Foreign exchange and other	(16,049)	(10,148)
Balance at September 30, 2026	$542,472	$357,129

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

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of September 30, 2026 and 2025 and December 31, 2025, Condensed Consolidated Statements of Earnings and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2026 and 2025:

	Condensed Consolidated Balance Sheets Line Item	September 30,		December 31,
(in thousands)		2026	2025	2025
Operating leases
Assets	Operating lease right-of-use assets	$104,529	$94,363	$115,060
Liabilities
Current	Accrued expenses and other current liabilities	$22,472	$19,965	$20,253
Noncurrent	Operating lease liabilities	85,777	76,599	96,819
Total operating lease liabilities		$108,249	$96,564	$117,072

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2026	2025	2026	2025
Lease cost	General administrative expenses and cost of sales	$7,248	$6,478	$21,262	$19,485

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,134	$6,336	$19,540	$18,707
Operating right-of-use assets obtained in exchange for new lease liabilities	1,127	742	7,026	27,584

The following is a schedule, by years, of maturities of operating lease liabilities as of September 30, 2026:

(in thousands)	Operating Leases
Remaining three months of 2026	$7,272
2027	26,362
2028	23,005
2029	18,864
2030	14,377
2031	9,734
Thereafter	27,010
Total lease payments	126,624
Less: Present value discount	(18,375)
Total lease liabilities	$108,249

The following table summarizes the Company's lease terms and discount rates as of September 30, 2026 and 2025:

	2026	2025
Weighted-average remaining lease terms (in years)	6.3	6.4
Weighted-average discount rate	5.1%	5.2%

11.    Debt

On December 16, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of March 30, 2022. The Second Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $600 million (the “revolving credit facility”), which includes a letter of credit sub-facility of up to $50 million, and for a 5-year term loan facility of $300 million (the “term loan facility”). As of September 30, 2026, the Company had $308.0 million, excluding deferred financing costs, outstanding under its Second Amended and Restated Credit Agreement. The

Company had outstanding balances of $371.3 million, excluding deferred financing costs, under the Amended and Restated Credit Agreement as of September 30, 2025. The Company had $374.2 million, excluding deferred financing costs, outstanding under the Second Amended and Restated Credit Agreement, which is the estimated fair value as of December 31, 2025. For further information on the estimated fair value of debt see Note 1. Basis of Presentation.

The following is a schedule, by years, of maturities for the remaining term loan facility as of September 30, 2026:

(in thousands)	Five-Year Term Loan
Remaining three months of 2026	$3,750
2027	15,000
2028	15,000
2029	15,000
2030	240,000
Total loan outstanding	$288,750

During the three and nine months ended September 30, 2026, the Company made principal payments of $25.0 million and $55.0 million on the Company's outstanding revolving credit facility. The maturity of the remaining revolving credit facility of $19.2 million is December 16, 2030.

The Company was in compliance with its financial covenants under the Second Amended and Restated Credit Agreement as of September 30, 2026.
A certain number of the Company's domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders that is in addition to the Second Amended and Restated Credit Agreement. As of September 30, 2026, all of the Company's credit facilities provide a total of $590.0 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

13.    Segment Information

The Company is organized into three reporting segments defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company's customers. The financial information of these segments is available and utilized by the Chief Executive Officer, the Company’s CODM, to assess the segments’ performance. The primary measurement used to measure the financial performance of the segments is income from operations to decide whether to reinvest the profits, make acquisitions, pay down debt or borrow, or to return capital to shareholders via dividends and share repurchases.

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

The following table presents financial information of each segment that is used by the CODM to assess the performance of segments for three and nine months ended September 30, 2026 and 2025:

(in thousands)	North America	Europe	Asia/ Pacific	Total Reportable Segments
Three Months Ended September 30, 2026
Net sales	$501,951	$129,887	$6,292	$638,130
Wood Products	426,454	102,204	5,431	534,089
Concrete Products	74,012	27,684	804	102,500
Less:
Cost of sales	258,803	82,952	4,201
Research and development, and other engineering expenses	16,442	2,402	63
Selling expenses	41,551	12,239	1,138
General and administrative expenses	48,131	16,862	474
Acquisition and integration related costs	—	139	—
Net gain (loss) on disposal of assets	(1)	(22)	7
Income from operations	$137,024	$15,316	$409	$152,749
Reconciliation to the consolidated income before taxes
Administrative and unallocated other **				(11,740)
Consolidated income from operations				$141,009
Interest income, net and other finance costs				4,665
Other & foreign exchange gain, net				679
Consolidated Income before taxes				$146,353

(in thousands)	North America	Europe	Asia/ Pacific	Total Reportable Segments	Administrative & Unallocated Other **	Total
Three Months Ended September 30, 2026
Sales to other segments *	$1,582	$65	$9,281	$10,928	$—	$10,928
Depreciation and amortization	16,674	8,267	509	25,450	795	26,245
Significant stock-based compensation charges	4,259	521	149	4,929	2,282	7,211
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	12,918	2,845	162	15,925	(2,436)	13,489

(in thousands)	North America	Europe	Asia/ Pacific	Total Reportable Segments
Three Months Ended September 30, 2025
Net sales	$483,606	$134,431	$5,476	$623,513
Wood Products	415,782	104,234	4,423	524,439
Concrete Products	66,640	30,197	963	97,800
Less:
Cost of sales	248,017	83,417	3,399
Research and development, and other engineering expenses	18,265	2,313	215
Selling expenses	43,027	12,092	1,004
General and administrative expenses	51,675	19,834	433
Acquisition and integration related costs	58	167	—
Net (loss) gain on disposal of assets	(2,615)	489	(130)
Income from operations	$125,179	$16,119	$555	$141,853
Reconciliation to the consolidated income before taxes
Administrative and unallocated other **				(1,110)
Consolidated income from operations				$140,743
Interest income, net and other finance costs				2,317
Other & foreign exchange gain, net				777
Consolidated Income before taxes				$143,837

(in thousands)	North America	Europe	Asia/ Pacific	Total Reportable Segments	Administrative & Unallocated Other **	Total
Three Months Ended September 30, 2025
Sales to other segments *	$1,015	$1,122	$7,876	$10,013	$—	$10,013
Depreciation and amortization	13,319	8,142	529	21,990	1,350	23,340
Significant stock-based compensation charges	3,641	564	112	4,317	2,404	6,721
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	38,341	2,025	158	40,524	(4,130)	36,394

(in thousands)	North America	Europe	Asia/ Pacific	Total Reportable Segments
Nine Months Ended September 30, 2026
Net sales	$1,486,166	$394,425	$16,579	$1,897,170
Wood Products	1,269,190	316,438	14,439	1,600,067
Concrete Products	213,079	77,988	1,971	293,038
Less:
Cost of sales	760,148	248,767	10,841
Research and development, and other engineering expenses	47,575	7,446	517
Selling expenses	119,843	39,180	3,216
General and administrative expenses	145,278	56,053	1,451
Acquisition and integration related costs	2	791	—
Net (loss) gain on disposal of assets	(1)	86	(45)
Income from operations	$413,321	$42,102	$599	$456,022
Reconciliation to the consolidated income before taxes
Administrative and unallocated other **				(31,266)
Consolidated income from operations				$424,756
Interest income, net and other finance costs				13,294
Other & foreign exchange loss, net				(4,508)
Consolidated Income before taxes				$433,542

(in thousands)	North America	Europe	Asia/ Pacific	Total Reportable Segments	Administrative & Unallocated Other **	Total
Nine Months Ended September 30, 2026
Sales to other segments *	$3,257	$411	$24,434	$28,102	$—	$28,102
Depreciation and amortization	48,178	25,599	1,465	75,242	2,413	77,655
Significant stock-based compensation charges	13,164	1,462	490	15,116	7,934	23,050
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	37,129	8,255	391	45,775	1,164	46,939
Total assets	2,505,416	809,414	52,384	3,367,214	(242,439)	3,124,775

(in thousands)	North America	Europe	Asia/ Pacific	Total Reportable Segments
Nine Months Ended September 30, 2025
Net sales	$1,396,993	$381,688	$14,782	$1,793,463
Wood Products	1,204,338	303,923	12,022	1,520,283
Concrete Products	189,482	77,765	2,638	269,885
Less:
Cost of sales	708,090	242,377	9,446
Research and development, and other engineering expenses	53,792	6,789	818
Selling expenses	126,959	37,037	2,734
General and administrative expenses	144,345	53,717	1,149
Acquisition and integration related costs	58	249	—
Net (loss) gain on disposal of assets	(2,767)	422	(193)
Income from operations	$366,516	$41,097	$828	$408,441
Reconciliation to the consolidated income before taxes
Administrative and unallocated other **				(25,135)
Consolidated income from operations				$383,306
Interest income, net and other finance costs				4,315
Other & foreign exchange gain, net				151
Consolidated income before taxes				$387,772

(in thousands)	North America	Europe	Asia/ Pacific	Total Reportable Segments	Administrative & Unallocated Other **	Total
Nine Months Ended September 30, 2025
Sales to other segments *	$2,600	$5,165	$24,525	$32,290	$—	$32,290
Depreciation and amortization	35,472	23,984	1,635	61,091	3,528	64,619
Significant stock-based compensation charges	11,966	1,698	281	13,945	5,771	19,716
Business Acquisition; capital expenditures; asset acquisitions, net of cash acquired; and equity investments	111,340	7,915	616	119,871	7,708	127,579
Total assets	2,156,204	805,759	50,175	3,012,138	33,285	3,045,423
* Sales to other segments are eliminated upon consolidation.
** The administrative and unallocated other primarily includes expenses such as self-insured workers compensation claims for employees, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities.

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and unallocated other.” Cash and cash equivalent balances in the “Administrative and unallocated other” column were $331.7 million and $168.0 million as of September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had $156.0 million or 31.8% of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential and commercial construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table illustrates the distribution of the Company’s net sales by product group as additional information for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Wood construction products	$534,089	$524,439	$1,600,067	$1,520,283
Concrete construction products	102,500	97,800	293,038	269,885
Other	1,541	1,274	4,065	3,295
Total	$638,130	$623,513	$1,897,170	$1,793,463

14.    Subsequent Events

Dividend Declaration

On October 22, 2026, the Board declared a quarterly cash dividend of $0.30 per share of the Company's common stock, payable on January 28, 2027 to stockholders of record on January 7, 2027, and estimated to be $12.1 million in total.

Share Repurchase Authorizations

On October 22, 2026, the Board approved a new stock repurchase authorization of $1.0 billion, with no expiration date, superseding the prior $200.0 million authorization.

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
•Driving above market growth compared to our relevant end markets including outperforming United States housing starts;
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
•Earnings per share grew $0.64 per share to $8.24 per share or 8.4% from fiscal year 2024 compared to fiscal year 2025 exceeding sales growth over the fiscal periods.
•Realigned our sales team by end market, significantly reduced two-step distribution, and made significant investments in our field sales and engineering teams.
•Made significant footprint investments in both production and warehouses. Our new Gallatin, Tennessee facility enables us to onshore additional fastener and anchor production, and the operation will in-source key manufacturing processes such as heat treating and coating of fasteners. Additional warehouse capabilities will also enhance next day delivery for our North American customers. We recently announced a greenfield development to replace our leased equipment fabrication and assembly facility in Fulton, Missouri, as well as plans to expand our facility in McKinney, Texas — supporting both maintenance needs and growth objectives to drive efficiencies and advance our key initiatives.
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

We increased prices in the U.S. effective June 2, 2025 on certain wood connectors, fasteners and mechanical anchors, and again effective October 15, 2025 on certain fasteners and mechanical anchors, in response to tariffs. As a result, North America net sales increased in recent quarters even as demand did not increase. However, increased selling prices were offset by higher non-material costs including labor, energy, transportation, and building and equipment depreciation (from recent footprint investments, as noted above) incurred over the three years and potentially by future costs increases. In addition, the price increases do not offset tariffs announced after December 31, 2025. We also increased prices in Europe effective the second half of 2025 and during the first quarter of 2026 with mixed results. We believe Europe net sales could increase in future quarters even if demand does not increase.

Raw material costs, particularly steel costs, have increased and are expected to continue to pressure gross margins. Steel prices have increased by more than 50% compared to the prior-year period and are at their highest level in more than four years, with additional steel tariffs scheduled for 2027. We expect to take additional pricing actions effective in January 2027 in response to higher steel and other input costs. However, there may be a timing difference between the recognition of higher input costs and the realization of benefits from pricing actions, which could adversely affect gross margin in the near term.

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

Non-GAAP Financial Measures

In addition to financial information prepared in accordance with GAAP, we use Adjusted EBITDA, a non-GAAP financial measure in evaluating our ongoing operating performance on a consistent basis from period to period. We define Adjusted EBITDA as net income (loss), adjusted to exclude provision for income taxes, depreciation and amortization, acquisition integration and restructuring costs, non-qualified deferred compensation adjustments, lease termination costs, severance costs related to cost saving initiatives, net loss or gain on disposal of assets, interest income or expense and other financing costs, and foreign exchange and other expense (income). This provides additional insight into the Company’s operating performance in light of the significant levels of growth investment we have made in our operations, the effect depreciation and acquisition as well as integration costs will have on our operating results. We believe this will also provide a better approximation of our cash flows compared to operating income.

Factors Affecting Our Results of Operations

Our business, financial condition, and results of operations depend in large part on the level of U.S. housing starts and residential construction activity. Overall U.S. housing starts have been decreasing year over year since 2021. A sustained reduction in U.S. housing starts or residential construction activity could result in lower demand for our products, which would adversely affect our sales and operating profit.

Costs for our raw materials, and particularly steel and certain wood products, have experienced significant price increases during 2026. Changes in raw material cost could impact the amount of inventory on-hand, and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset any increases in raw material costs.

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

While we are largely domestically sourced, we continue to monitor macroeconomic trends such as the impact of interest rates, disruptions to trade or transportation routes from conflicts in the Middle East, cyberattacks, changing foreign exchange rates, inflation, and the effects of tariffs and trade policies in markets where we and our supplier operate. Additionally, economic pressures on our customers, including the potential of higher inflation, fluctuations in foreign currencies and consumer confidence, driven by economic concerns or price increases as a result of these events, such as those we previously announced, could reduce demand for our products and services negatively affecting our net sales and profitability in the future.

Trade policy actions taken by the U.S. government during 2025 and 2026, together with potential modifications to existing tariffs and the imposition of additional tariffs, export controls or other trade measures by the United States or other countries, have contributed to economic uncertainty. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors beyond our control. Tariffs currently in effect primarily affect our North America segment, because we procure fasteners and a small number of other products from countries subject to these tariffs. We continue to monitor the potential for new or increased U.S. tariffs and retaliatory measures by other countries that may adversely affect the global economy and our business.

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

Business Segment Information

North America Segment

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America net sales increased 6.4% to $1,486.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to price increases, and higher sales volumes. Our wood construction product net sales increased 5.4% for the nine months ended September 30, 2026 compared to September 30, 2025. Our concrete construction product net sales increased 12.5% over the same periods.

Gross profit increased 5.4% to $726.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Gross margin decreased from 49.3% to 48.9%, reflecting primarily the impact from tariffs and higher labor and factory and overhead costs, as a percentage of net sales, partially offset by cost savings initiatives.

Operating income increased 12.8% to $413.3 million. The increase was primarily due to the increases in net sales as well as lower operating expense including lower personnel costs, travel and entertainment costs and professional fees. During 2026, the ramp-up of our Gallatin facility resulted in startup inefficiencies associated primarily with the insourcing of heat-treating and coating processes. These inefficiencies decreased during the second and third quarters as production levels improved. We continue to increase production volumes and expect the facility to support increased vertical integration, service levels and manufacturing flexibility over time.

We recently announced plans for a greenfield development to replace our leased equipment fabrication and assembly facility in Fulton, Missouri, as well as plans to expand our facility in McKinney, Texas. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service, while improving production efficiencies and safety in the workplace, as well as reducing our reliance on certain outsourced finished goods and component products.

Europe Segment

For our Europe segment, the net sales increased 3.3% to $394.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to the positive effect of approximately $16.2 million in foreign currency translation and recent sales prices increases, partly offset by lower sales volumes Wood construction product net sales increased 4.1% for the nine months ended September 30, 2026 compared to September 30, 2025 and concrete construction product net sales, which are mostly project based, increased 0.3% over the same periods.

Gross profit increased $6.3 million and gross margins increased to 36.9% from 36.5% primarily driven by lower material costs, partly offset by higher factory and tooling costs, as a percentage of net sales.

Operating income increased $1.0 million and operating margin remained relatively flat at 10.7%. Operating expenses were negatively affected by approximately $4.4 million in foreign currency translation. In local currency, operating expenses increased by less than 1%.

Our current outlook for European performance reflects a market that we expect to be flat to slightly declining in 2026, including continued weakness in certain markets, particularly France, partially offset by recent pricing actions and cost-saving initiatives, including ongoing footprint optimization efforts. We believe in Europe's long-term potential given on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions.

Asia/Pacific Segment

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

Based on business trends and conditions, the Company's outlook for the full fiscal year ending December 31, 2026 is as follows:
•Consolidated operating margin is estimated to be in the range of 20.0% to 20.5%. The operating margin range includes an approximately $11.0 million gain on the sale of vacant land in the fourth quarter of 2026.
•The effective tax rate is estimated to be in the range of 25.0% to 26.0%, including both federal and state income tax rates as well as international income tax rates, and assuming no tax law changes are enacted.
•Capital expenditures are estimated to be in the range of $80.0 million to $90.0 million.

Results of Operations for the Three Months Ended September 30, 2026, Compared with the Three Months Ended September 30, 2025

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended September 30, 2026, against the results of operations for the three months ended September 30, 2025. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended September 30, 2025 and the three months ended September 30, 2026. Additionally, for the year ended December 31, 2025, the Company reclassified certain quality assurance costs from general and administrative expense to cost of sales. The financial results for the three months ended September 30, 2025 have been recast for comparison purposes and to conform to the current period classification, with $1.6 million of costs being reclassified from general and administrative expense to cost of sales. The reclassification did not have any impact on the total income from operations.

Third Quarter 2026 Consolidated Financial Highlights

The following table shows the change in the Company's results of operations from the three months ended September 30, 2025 to the three months ended September 30, 2026, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
(in thousands)	September 30, 2025	North America	Europe	Asia/ Pacific	Administrative & Unallocated Other	September 30, 2026
Net sales	$623,513	$18,345	$(4,544)	$816	$—	$638,130
Cost of sales	335,842	10,786	(465)	802	(418)	346,547
Gross profit	287,671	7,559	(4,079)	14	418	291,583
Research and development and other engineering expense	20,793	(1,823)	89	(152)	—	18,907
Selling expense	56,123	(1,475)	146	134	—	54,928
General and administrative expense	83,784	(3,545)	(2,972)	41	(645)	76,663
Total operating expenses	160,700	(6,843)	(2,737)	23	(645)	150,498
Acquisition and integration related costs	309	(59)	(26)	—	(83)	141
Net gain on disposal of assets	(14,081)	2,614	(511)	137	11,776	(65)
Income from operations	140,743	11,847	(805)	(146)	(10,630)	141,009
Interest income, net and other	2,317	97	426	(7)	1,832	4,665
Other & foreign exchange gain (loss), net	777	313	646	551	(1,608)	679
Income before income taxes	143,837	12,257	267	398	(10,406)	146,353
Provision for income taxes	36,393	2,515	367	135	(2,181)	37,229
Net income	$107,444	$9,742	$(100)	$263	$(8,225)	$109,124

Net sales increased 2.3% to $638.1 million from $623.5 million. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 83.7% and 84.1% of the Company's total sales in the third quarters of 2026 and 2025, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 16.1% and 15.7% of the Company's total sales in the third quarters of 2026 and 2025, respectively.

Gross profit increased 1.4% to $291.6 million from $287.7 million primarily due to higher net sales while gross margins decreased to 45.7% from 46.1%. From a product perspective, gross margin decreased to 44.9% from 46.2% for wood construction products and increased to 49.7% from 48.0% for concrete construction products.

Research and development and engineering expense decreased 9.1% to $18.9 million from $20.8 million, primarily due to decreases of $0.7 million in personnel costs, $0.6 million in leasing expenses, $0.6 million in patent expenses, and $0.3 million in depreciation and amortization costs, which is partially offset by increases of $0.4 million in professional services and legal fees.

General and administrative expense decreased 8.5% to $76.7 million from $83.8 million, primarily due to decreases of $4.0 million in professional services and legal costs, $1.6 million in bad debt, $1.6 million in personnel costs, $1.0 million in donation expenses, and $0.4 million in miscellaneous expenses, which is offset by increases of $0.7 million in patent expenses,$0.4 million in leasing expenses, and $0.4 million in software related costs, net of amount capitalized.

Income from operations increased 0.2% to $141.0 million from $140.7 million mostly due to higher gross profits on increased sales, lower operating expenses, and partly offset by lower net gain on disposal of assets.

Our effective income tax rate increased to 25.4% from 25.3%.

Consolidated net income was $109.1 million compared to $107.4 million. Diluted earnings per share was $2.68 compared to $2.58.

Adjusted EBITDA 1 of $167.2 million increased 7.4% compared to $155.7 million, primarily due to higher gross profits.

Net sales

The following table shows net sales by segment for the three months ended September 30, 2026 and 2025, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
Three months ended
September 30, 2025	$483,606	$134,431	$5,476	$623,513
September 30, 2026	501,951	129,887	6,292	638,130
Increase (decrease)	$18,345	$(4,544)	$816	$14,617
Percentage increase (decrease)	3.8%	(3.4)%	14.9%	2.3%

The following table shows segment net sales as percentages of total net sales for the three months ended September 30, 2026 and 2025, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2025 net sales	77.6%	21.6%	0.8%	100.0%
Percentage of total 2026 net sales	78.7%	20.4%	0.9%	100.0%

Gross profit

The following table shows gross profit (loss) by segment for the three months ended September 30, 2026 and 2025, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & Unallocated Other	Total
Three months ended
September 30, 2025	$235,589	$51,014	$2,077	$(1,009)	$287,671
September 30, 2026	243,148	46,935	2,091	(591)	291,583
Increase (decrease)	$7,559	$(4,079)	$14	$418	$3,912
Percentage Increase	3.2%	(8.0)%	*	*	1.4%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended September 30, 2026 and 2025, respectively:
1 Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to U.S. generally accepted accounting principles (“GAAP”) net income see the schedule titled “Reconciliation of Non-GAAP Financial Measures.”

	North America	Europe	Asia/ Pacific	Administrative & Unallocated Other	Total
2025 gross margin percentage	48.7%	37.9%	37.9%	*	46.1%
2026 gross margin percentage	48.4%	36.1%	33.2%	*	45.7%

* The statistic is not meaningful or material.

North America Segment

•Net sales increased 3.8%, primarily due to price increases and higher unit sales volumes.

•Gross margin decreased to 48.4% from 48.7%, primarily due to higher material, labor and freight costs as a percentage of net sales.

•Research and development and engineering expense decreased 10.0%, primarily due to decreases of $0.8 million in personnel costs, $0.6 million in patent expenses, $0.5 million in leasing expenses, and $0.2 million in depreciation and amortization costs, which is partially offset by increases of $0.4 million in professional services and legal fees.

•General and administrative expense decreased 6.9%, primarily due to decreases of $1.1 million in professional services and legal expenses, $1.0 million in donation expenses, $0.9 million in personnel costs, $0.7 million in bad debt expenses,$0.3 million in variable compensations, $0.3 million in employee training expenses, and $0.3 million in severance expenses which is offset by increases of $0.7 million in patent expenses, and $0.5 million in software related costs, net of amount capitalized.

•Income from operations increased by $11.8 million, primarily due to the increases in net sales as well as lower operating expense including lower personnel costs, professional fees and bad debt reserve charges.

Europe Segment

•Net sales decreased 3.4% due to decreased unit sales volumes, partly offset by unit price increases. Net sales was negatively effected by approximately $1.6 million in foreign currency translation.

~~•~~Gross margin decreased to 36.1% from 37.9%, primarily driven by higher factory and tooling, labor, warehouse and freight costs as a percentage of net sales, partly offset by lower material costs.

•Income from operations decreased by $0.8 million to $15.3 million from $16.1 million, primarily due to lower sales and increased cost of goods sold as a percentage of net sales, partly offset by lower operating expenses including lower personnel costs and professional fees. Income from operations was negatively affected by approximately $0.3 million in foreign currency translation.

Asia/Pacific Segment

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended September 30, 2026 and 2025.

Administrative and Unallocated Other

•Loss from operations increased to $11.7 million from $1.1 million primarily due to a $12.9 million gain on disposal of assets from the sale of the existing Gallatin, Tennessee facility for the three months ended September 30, 2025.

Results of Operations for the Nine Months Ended September 30, 2026, Compared with the Nine Months Ended September 30, 2025

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the nine months ended September 30, 2026, against the results of operations for the nine months ended September 30, 2025. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the nine months ended September 30, 2025 and the nine months ended September 30, 2026. In the first quarter of 2026, the Company reclassified certain software amortization costs related to the Company's component manufacturing efforts from general and administrative expense to cost of sales. Additionally, for the year ended December 31, 2025, the Company reclassified certain quality assurance costs from general and administrative expense to cost of sales. The financial results for the nine months ended September 30, 2025 have been recast for comparison purposes and to conform to the current period classification, with $4.6 million of costs being reclassified from general and administrative expense to cost of sales. The reclassification did not have any impact on the total income from operations.

Year-to-Date (nine-months) 2026 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the nine months ended September 30, 2026, from the nine months ended September 30, 2025, and the increases or decreases for each category by segment:

	Nine Months Ended	Increase (Decrease) in Operating Segment				Nine Months Ended
(in thousands)	September 30, 2025	North America	Europe	Asia/ Pacific	Administrative & Unallocated Other	September 30, 2026
Net sales	$1,793,463	$89,173	$12,737	$1,797	$—	$1,897,170
Cost of sales	962,335	52,058	6,390	1,395	(675)	1,021,503
Gross profit	831,128	37,115	6,347	402	675	875,667
Research and development and other engineering expense	61,399	(6,217)	657	(301)	—	55,538
Selling expense	166,730	(7,115)	2,142	482	—	162,239
General and administrative expense	233,605	933	2,337	302	620	237,797
Total operating expenses	461,734	(12,399)	5,136	483	620	455,574
Acquisition and integration related costs	449	(57)	543	—	(43)	892
Net gain on disposal of assets	(14,361)	2,765	(335)	147	6,229	(5,555)
Income from operations	383,306	46,806	1,003	(228)	(6,131)	424,756
Interest income, net and other	4,315	(52)	1,061	(6)	7,976	13,294
Other & foreign exchange gain (loss), net	151	(214)	(733)	(54)	(3,658)	(4,508)
Income before income taxes	387,772	46,540	1,331	(288)	(1,813)	433,542
Provision for income taxes	98,903	10,380	344	(22)	(445)	109,160
Net income	$288,869	$36,160	$987	$(266)	$(1,368)	$324,382

Net sales increased 5.8% to $1,897.2 million from $1,793.5 million. Wood construction product sales represented 84.3% and 84.8% of the Company's total sales in the first nine months of 2026 and 2025, respectively. Concrete construction product sales represented 15.4% and 15.0% of the Company's total sales in the first nine months of 2026 and 2025, respectively.

Gross profit increased 5.4% to $875.7 million from $831.1 million. Gross margins decreased to 46.2% from 46.3% due to higher material, labor and freight costs as a percentage of net sales. Gross margins for wood construction products were 46.1% and 46.5% for the nine months ended 2026 and 2025, respectively, and decreased to 46.3% from 47.3% for concrete construction products for the nine months ended 2026 and 2025, respectively.

Research and development and engineering expense decreased 9.5% to $55.5 million from $61.4 million, primarily due to decreases of $1.8 million in personnel costs, $1.6 million in patent expenses, $1.0 million in leasing expenses, $0.8 million in depreciation and amortization costs, $0.3 million in software related costs, net of amount capitalized, $0.2 million in professional services and legal fees, and $0.2 million in travel and fuel expenses.

Selling expense decreased to $162.2 million from $166.7 million, primarily due to decreases of $2.7 million in personnel costs, $2.2 million in travel and fuel expenses, and $0.7 million in severance expenses, which is partially offset by increases of $1.1 million in professional services and legal expenses.

General and administrative expense increased to $237.8 million from $233.6 million, primarily due to increases of $5.4 million in variable compensation, $2.6 million in software related costs, net of amount capitalized, $2.1 million in depreciation and amortization expenses, $1.9 million in patent expenses, $1.3 million in leasing expenses, $1.0 million in severance costs, which is partially offset by decreases of $4.3 million in personnel costs, $2.8 million in professional services and legal expenses, $1.4 million in donation expenses, and $1.6 million in bad debt expenses.

Income from operations increased 10.8% to $424.8 million from $383.3 million primarily due to higher gross profits on increased sales.

Our effective income tax rate decreased to 25.2% from 25.5%.

Consolidated net income was $324.4 million compared to $288.9 million. Diluted earnings per share was $7.90 compared to $6.89.

Adjusted EBITDA2 of $502.7 million increased 14.8% compared to $437.8 million primarily due to higher gross profits.

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2025 and 2026:

(in thousands)	North America	Europe	Asia/ Pacific	Total
Nine Months Ended
September 30, 2025	$1,396,993	$381,688	$14,782	$1,793,463
September 30, 2026	1,486,166	394,425	16,579	1,897,170
Increase	$89,173	$12,737	$1,797	$103,707
Percentage increase	6.4%	3.3%	12.2%	5.8%

The following table represents segment sales as percentages of total net sales for the nine-month periods ended September 30, 2025 and 2026, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2025 net sales	77.9%	21.3%	0.8%	100.0%
Percentage of total 2026 net sales	78.3%	20.8%	0.9%	100.0%

Gross profit

The following table represents gross profit (loss) by segment for the nine-month periods ended September 30, 2025 and 2026:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & Unallocated Other	Total
Nine Months Ended
September 30, 2025	$688,903	$139,311	$5,336	$(2,422)	$831,128
September 30, 2026	726,018	145,658	5,738	(1,747)	875,667
Increase	$37,115	$6,347	$402	$675	$44,539
Percentage increase	5.4%	4.6%	*	*	5.4%

* The statistic is not meaningful or material
2 Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to U.S. generally accepted accounting principles (“GAAP”) net income see the schedule titled “Reconciliation of Net Income to Adjusted EBITDA.”

The following table represents gross margins by segment for the nine-month periods ended September 30, 2025 and 2026:

	North America	Europe	Asia/ Pacific	Administrative & Unallocated Other	Total
2025 gross margin percentage	49.3%	36.5%	36.1%	*	46.3%
2026 gross margin percentage	48.9%	36.9%	34.6%	*	46.2%

* The statistic is not meaningful or material.

North America Segment

•Net sales increased 6.4%, primarily due to price increases and higher sales volumes.

•Gross margin decreased from 49.3% to 48.9%, reflecting primarily the impact from tariffs and higher labor and factory and overhead costs, as a percentage of net sales, partially offset by cost savings initiatives.

•Research and development and engineering expense decreased 11.6%, primarily due to decreases of $2.0 million in personnel costs, $1.7 million in patent expenses, $0.7 million in depreciation and amortization costs, $0.6 million in leasing expenses, $0.6 million in professional services and legal fees, $0.3 million in travel and fuel expenses, and $0.2 million in software related costs, net of amount capitalized.

•Selling expense decreased 5.6%, primarily due to decreases of $2.3 million in travel and fuel expenses, $3.5 million in personnel costs, $1.0 million in variable compensation, $0.9 million in severance expenses, $0.3 million in leasing expenses, and $0.4 million in software related costs, net of amount capitalized, which is partially offset by increases of $0.5 million in advertising and trade shows expenses, and $0.9 million in professional services and legal expenses.

•General and administrative expense increased 0.6%, primarily due to increases of $1.8 million in patent expenses, $1.7 million in software related costs, net of amount capitalized, $1.5 million in depreciation and amortization expenses, $1.4 million in leasing expenses, and $0.9 million in accrued product remediation costs, which is partially offset by decreases of $3.8 million in personnel costs, $1.4 million in donation expenses, $0.7 million in employee training, and $0.6 million in bad debt expenses.

•Income from operations increased $46.8 million, due to higher gross profit and decreased operating expenses.

Europe Segment

•Net sales increased 3.3%, due to both increased unit sales volumes and price increases as well as the positive effect of approximately $16.2 million in foreign currency translation.

•Gross margin increased to 36.9% from 36.5%, primarily driven by higher pricing and lower material costs, factory and tooling costs, and labor costs as a percentage of net sales.

•Income from operations increased $1.0 million, primarily due to higher gross profits of $6.3 million on increased net sales, which is partially offset by the increase of $5.1 million in operating expenses. Operating expenses were negatively affected by approximately $4.4 million in foreign currency translation.

Asia/Pacific Segment

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the nine months ended September 30, 2026 and 2025.

Administrative and Unallocated Other

•Loss from operations increased to $31.3 million from $25.1 million primarily due to the absence of $6.2 million gain from sales of assets in the current period, and an increase of $0.6 million in general and administrative expenses.

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

On December 16, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of March 30, 2022. The Second Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $600 million (the “revolving credit facility”), which includes a letter of credit sub-facility of up to $50 million, and for a 5-year term loan facility of $300 million (the “term loan facility”). The Company has the ability to increase the principal amount of the Credit Facilities by an additional amount equal to the greater of $525 million and 100% of consolidated EBITDA for the most recently ended fiscal quarter, by obtaining additional commitments from existing lenders or new lenders and satisfying certain other customary conditions. As of September 30, 2026, the Company had borrowings of $19.2 million under the revolving credit facility and $288.8 million under the term loan facility, and has $580.8 million available to borrow under the revolving credit facility.

As of September 30, 2026, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, including $156.0 million that is held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

We believe the Company's balances of cash and cash equivalents, cash flows from operating activities, and access to borrowings under our credit facilities are sufficient to satisfy its liquidity requirements and capital needs over the next 12 months and beyond.

The following table shows selected financial information as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively:

	As of September 30,	As of December 31,	As of September 30,
(in thousands)	2026	2025	2025
Cash and cash equivalents	$491,251	$384,138	$297,304
Property, plant and equipment, net	609,959	627,854	613,896
Equity & other investments, goodwill and intangible assets	918,446	956,665	972,937
Non-cash net working capital	543,958	586,570	648,767

The following table presents the significant categories of cash flows used or provided during the nine-month periods ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$421,518	$302,972
Investing activities	(39,451)	(106,529)
Financing activities	(270,226)	(143,141)

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

During the nine months ended September 30, 2026, operating activities provided $421.5 million in cash, as a result of $324.4 million from net income plus $110.6 million of non-cash expenses such as depreciation and amortization, stock-based compensation, and leases. This amount was partly offset by $13.5 million used for the net change in operating assets and liabilities. The net change in operating assets and liabilities included an increase of $109.8 million in trade accounts receivable which was partly offset by a decrease of $68.2 million in inventory and an increase of $21.2 million in trade accounts payable.

Cash flow used in investing activities of $39.5 million during the nine months ended September 30, 2026 consisted primarily of $44.7 million used for machinery and equipment purchases. Due to updated forecasts on the timing of the spend and subject to future events and circumstances, capital expenditures are estimated to be in the range of $80.0 million to $90.0 million. Capital expenditures will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs.

Cash flow used in financing activities of $270.2 million during the nine months ended September 30, 2026 consisted primarily of $165.0 million in stock repurchases, $66.3 million in loan principal payments, and $36.2 million used to pay dividends to our stockholders.

On October 22, 2026, the Board approved a new stock repurchase authorization of $1.0 billion, with no expiration date, superseding the prior $200.0 million authorization. The new authorization provides the Company with additional flexibility to repurchase shares opportunistically over time while maintaining the ability to deploy capital toward strategic investments and acquisition opportunities. The Board also declared a quarterly cash dividend of $0.30 per share, estimated to be $12.1 million in aggregate. The dividend will be payable on January 28, 2027, to the Company's stockholders of record on January 7, 2027.

During the nine months ended September 30, 2026, the Company repurchased approximately 0.9 million shares of the Company’s common stock in the open market at an average price of $187.28 per share, for a total of $165.0 million under the previously announced $200.0 million repurchase authorization. As of September 30, 2026, the Company accrued approximately $1.5 million for the excise tax, which is included as a cost of treasury stock; however, this is not reflected in the share repurchase amounts above.

Since the beginning of 2023 through the period ended September 30, 2026, we have returned $610.5 million to stockholders, which represents 52.2% of our free cash flow from operations during the same period, and over the same period the Company has repurchased 2.5 million shares of the Company's common stock, which represents approximately 5.8% of the outstanding shares of the Company's common stock at the start of 2022.

Reconciliation of Non-GAAP Financial Measures
(In thousands) (Unaudited)

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$109,124	$107,444	$324,382	$288,869

Provision for income taxes	37,229	36,393	109,160	98,903
Interest (income) expense, net and other financing costs	(4,665)	(2,317)	(13,294)	(4,315)
Depreciation and amortization	26,042	22,999	76,990	63,516
Other*	(491)	(8,807)	5,445	(9,194)
Adjusted EBITDA	$167,239	$155,712	$502,683	$437,779

*Other: Includes acquisition integration and restructuring related expenses, non-qualified deferred compensation plan adjustments, other & foreign exchange loss net, and net loss or gain on disposal of assets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026.

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

We may manage our exposure to transactional risk by entering into foreign currency forward contracts and cross currency swaps for forecasted transactions and projected cash flows for foreign currencies in future periods. Since 2021, we have entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Agreement, which bears interest at variable rates. As of September 30, 2026, the outstanding debt under the Credit Agreement subject to interest rate fluctuations was $308.0 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on the balances outstanding under our Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 7, “Derivatives and Hedging Instruments,” for further information on our interest rate swap contracts in effect as of September 30, 2026.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchases of steel, a significant raw material upon which our manufacturing depends. Steel costs were relatively stable into early 2025 but began to rise in late 2025 and continued increasing during the third quarter of 2026, with additional steel tariffs scheduled for 2027. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (the “CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act of 1934. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of the various legal proceedings and other matters we are currently involved in, which could materially impact our financial condition, cash flows or results of operations. For information regarding legal proceedings, see Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and refer to Note 12, “Commitments and Contingencies,” to the accompanying unaudited interim consolidated financial statements included in the quarterly report on Form 10-Q for additional information.

Item 1A. Risk Factors.

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the third quarter of 2026.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
July 1 - July 31, 2026	133,282	$191.50	133,146	$75,790
August 1 - August 31, 2026	126,802	190.40	126,728	51,662
September 1 - September 30, 2026	92,472	180.66	92,472	34,956
Total	352,556
(1) Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the third quarter of 2026.
(2) On October 23, 2025, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $150.0 million of shares of the Company's common stock, effective January 1, 2026 through December 31, 2026. On July 23, 2026, the Board increased the 2026 share repurchase authorization from $150.0 million to $200.0 million. On October 22, 2026, the Board approved a new stock repurchase authorization of $1.0 billion, with no expiration date, superseding the prior $200.0 million authorization. Repurchases under the share repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. From July 1, 2026 to September 30, 2026, the Company repurchased 352,346 shares of the Company’s common stock in the open market at an average price of $188.25 per share, for a total of $66.3 million. From October 1, 2026 to October 31, 2026, the Company did not repurchase any shares of the Company’s common stock. As of October 31, 2026, $1.0 billion remained available for share repurchase, with no expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 5, 2026	By /s/Matt Dunn
Matt Dunn
Chief Financial Officer
(principal accounting and financial officer)